Form 10-K405
period 1996-12-31
PHYSICIAN PARTNERS MEDFORD PC
filed 1997-04-07
CIK 1029815

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to _________



                     Commission file number 333-15595-03

                              MEDFORD CLINIC, P.C.
                   formerly PHYSICIAN PARTNERS MEDFORD, P.C.
             (Exact Name of Registrant as Specified in Its Charter)


Oregon                                                           93-1221063
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                                Identification No.)

Address of Principal Executive Offices
Registrant's telephone number, including area code


                              555 Black Oak Drive
                             Medford, Oregon  97504
                                 (541) 734-3601


Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class            Name of Each Exchange on Which Registered
       -------------------            -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:



                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or

 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.       Yes           No   X
                ------      ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K. [x]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

                 The Registrant's shares have no market value.

                  Note.  If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ________   No ________

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       57 1/3 shares of Common Stock were outstanding as of April 3, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

         This report contains only financial statements for fiscal 1996, pursuant to Rule 15d-2 under the Securities Exchange Act of 1934, as amended.

                              MEDFORD CLINIC, P.C.
                  (FORMERLY PHYSICIAN PARTNERS MEDFORD, P.C.)
                         INDEX TO FINANCIAL STATEMENTS

1.  MEDFORD CLINIC, P.C.
(FORMERLY PHYSICIAN PARTNERS MEDFORD, P.C.)

Report of Independent Accountants

Balance Sheet as of December 31, 1996

Notes to Financial Statements


2. MEDFORD CLINIC, P.C.

Report of Independent Public Accountants

Balance Sheets as of December 31, 1996 and 1995

Statements of Operations for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

                         THE MEDFORD CLINIC, PC
                         (FORMERLY PHYSICIAN PARTNERS MEDFORD, PC)

                         FINANCIAL STATEMENTS
                         AS OF DECEMBER 31, 1996
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
The Medford Clinic, PC:

We have audited the accompanying balance sheet of The Medford Clinic, PC, formerly Physician Partners Medford, PC, an Oregon professional corporation as of December 31, 1996. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of The Medford Clinic, PC as of December 31, 1996 in conformity with generally accepted accounting principles.


                                                ARTHUR ANDERSEN LLP


Portland, Oregon,
April 3, 1997

                             THE MEDFORD CLINIC, PC
                   (FORMERLY PHYSICIAN PARTNERS MEDFORD, PC)

                     BALANCE SHEET AS OF DECEMBER 31, 1996





                                     ASSETS

CASH                                                          $  1
                                                              ----
    Total assets                                              $  1
                                                              ====


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                   $ -

STOCKHOLDERS' EQUITY:

  Common stock voting; no par value;
    500 shares authorized; 57-1/3 shares
    issued and outstanding                                       1
                                                              ----

    Total liabilities and stockholders' equity                $  1
                                                              ====

         The accompanying notes are an integral part of this statement.

                             THE MEDFORD CLINIC, PC

                   (FORMERLY PHYSICIAN PARTNERS MEDFORD, PC)


                          NOTES TO FINANCIAL STATEMENT




1.  BUSINESS AND ORGANIZATION:

The Medford Clinic, PC (Medford), an Oregon professional corporation, was incorporated on September 18, 1996 under the name Physician Partners Medford, PC for the purpose of effecting a reorganization transaction between Physician Partners, Inc. (PPI) and three Oregon professional corporations (the Founding Clinics).

This transaction, which was consummated on February 1, 1997, resulted in a separation of operations of the three Founding Clinics between medical professional services activities (i.e., providers of medical services) and the physician practice management activities of the business. The professional services activities were spun off into newly formed professional corporations (New PCs). Medford is one of the New PCs. The physician practice management business, along with substantially all of the assets and liabilities of the three Founding Clinics, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, other assets, payables, accruals, debt, and certain contractual commitments were transferred to PPI. The New PCs are responsible for providing medical services and the related costs for provider compensation and benefits. The assets transferred to the New PCs, which had zero carrying value, include the employment agreements between each Company and its providers, certain provider contracts under which the New PCs will be receiving fee-for-service compensation and patient medical records.

An integral part of the reorganization is a 40-year management agreement whereby PPI provides physician practice management services to the New PCs. Services to be provided include management and administrative services, capital resources, facilities, equipment and supplies. As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses (Manager's Expenses) incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by the New PCs less (ii) Manager's Expenses.

Essentially all of the cash remaining in the New PC after the payments to PPI under the management agreement will fund the compensation and benefits of providers employed by the New PCs.

2.  STATEMENTS OF OPERATIONS AND CASH FLOWS:

No statements of operations and cash flows have been presented as PPM did not commence operations until February 1, 1997 and, accordingly, there has been no operating or cash activities.

                              MEDFORD CLINIC, P.C.

                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Medford Clinic, P.C.:

We have audited the accompanying balance sheets of Medford Clinic, P.C. (an Oregon professional service corporation) as of December 31, 1996 and 1995, and the related statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of Medford's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medford Clinic, P.C. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                   ARTHUR ANDERSEN LLP


Portland, Oregon,
  March 5, 1997

                              MEDFORD CLINIC, P.C.


                BALANCE SHEETS - AS OF DECEMBER 31, 1996 AND 1995


                                     ASSETS

                                                                                   1996            1995
                                                                                -----------     -------

CURRENT ASSETS:
  Cash and cash equivalents                                                       $   200,563    $   598,313
  Short-term investments                                                                    -      1,000,000
  Patient accounts receivable, net of allowances for contractual discounts and uncollectible accounts of $3,845,000 and $3,430,000 at December 31, 1996 and
    1995, respectively                                                               6,124,471      6,681,655
  Healthcare receivables                                                               487,189        528,351
  Inventories of drugs and supplies                                                    203,137        290,061
  Prepaid expenses and deposits                                                        304,154        502,463
  Restricted investments                                                               250,000              -
                                                                                   -----------    -----------
          Total current assets                                                       7,569,514      9,600,843
                                                                                   -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $5,303,600 and $4,432,795 at
  December 31, 1996 and 1995, respectively                                           5,700,859      5,342,641
                                                                                   -----------    -----------
LONG-TERM DEFERRED TAX ASSET                                                            77,200         22,213
                                                                                   -----------    -----------
OTHER ASSETS:
  Restricted investments                                                               250,000        206,802
  Other                                                                                 43,397         72,476
                                                                                   -----------    -----------
          Total other assets                                                           293,397        279,278
                                                                                   -----------    -----------
          Total assets                                                             $13,640,970    $15,244,975
                                                                                   ===========    ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                $ 1,004,088    $   932,123
  Drafts payable                                                                       529,552              -
  Accounts payable                                                                   1,305,994        419,050
  Income taxes payable                                                                   5,048         25,000
  Accrued healthcare costs                                                           1,026,779        486,183
  Accrued compensation and related expenses                                          2,496,726      2,090,690
  Current deferred tax liability                                                     1,568,333      2,406,068
  Other liabilities                                                                          -        188,945
                                                                                   -----------    -----------
          Total current liabilities                                                  7,936,520      6,548,059
                                                                                   -----------    -----------
LONG-TERM DEBT, net of current portion                                               3,924,215      4,931,980
                                                                                   -----------    -----------
DEFERRED COMPENSATION AND OTHER LONG-TERM LIABILITIES                                  938,857        599,347
                                                                                   -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock-
    $10 stated value; 500 shares authorized; 57 and 56 shares outstanding at
      December 31, 1996 and 1995,
      respectively                                                                         570            560
  Additional paid-in capital                                                               618            618
  Retained earnings                                                                    840,190      3,164,411
                                                                                   -----------    -----------
          Total stockholders' equity                                                   841,378      3,165,589
                                                                                   -----------    -----------
          Total liabilities and stockholders' equity                               $13,640,970    $15,244,975
                                                                                   ===========    ===========



      The accompanying notes are an integral part of these balance sheets.

                              MEDFORD CLINIC, P.C.


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                               1996             1995            1994
                                                            -----------      -----------     -------

REVENUES:
  Fee-for-service, net                                      $33,444,943     $33,950,789     $29,920,212
  Prepaid healthcare                                          6,996,534       5,014,747       2,407,238
                                                            -----------     -----------     -----------
          Net revenues                                       40,441,477      38,965,536      32,327,450

  Less- Provider compensation and benefits                   12,202,419      11,239,198       9,248,234
                                                            -----------     -----------     -----------
          Net revenue less provider
            compensation and benefits                        28,239,058      27,726,338      23,079,216
                                                            -----------     -----------     -----------
OPERATING EXPENSES:
  Clinic salaries, wages and benefits                        13,542,734      11,837,774      10,900,534
  Purchased medical services                                  4,173,602       2,282,558         919,621
  Medical and office supplies                                 5,909,671       5,577,638       4,676,022
  General and administrative expenses                         3,361,704       3,446,487       2,959,495
  Provision for uncollectible accounts                        1,069,347         868,441       1,026,983
  Depreciation and amortization                                 966,121       1,124,753         917,626
  Rent and lease expense                                      1,175,147       1,139,027       1,056,982
                                                            -----------     -----------     -----------
          Total operating expenses                           30,198,326      26,276,678      22,457,263
                                                            -----------     -----------     -----------
          Operating income (loss)                            (1,959,268)      1,449,660         621,953

OTHER INCOME (EXPENSE):
  Interest income                                               104,447          96,899          27,549
  Interest expense                                             (425,177)       (486,776)       (324,378)
                                                            -----------     -----------     -----------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
  INCOME TAXES                                               (2,279,998)      1,059,783         325,124

PROVISION (BENEFIT) FOR INCOME TAXES                           (912,674)        408,038         132,949
                                                            -----------     -----------     -----------
NET INCOME (LOSS)                                           $(1,367,324)    $   651,745     $   192,175
                                                            ===========     ===========     ===========



        The accompanying notes are an integral part of these statements.

                              MEDFORD CLINIC, P.C.



                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                               1996           1995            1994
                                                           ------------    -----------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $(1,367,324)    $   651,745    $   192,175
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities-
      Depreciation and amortization                            966,121       1,124,753        917,626
      Deferred taxes                                          (892,722)        347,038        153,943
      Changes in operating assets and
        liabilities:
          Patient accounts receivable, net                     557,184         426,083       (855,225)
          Healthcare receivables                                41,162         225,284       (753,635)
          Inventories of drugs and supplies                     86,924         (61,575)       (88,393)
          Prepaid expenses and deposits                        198,309        (234,909)       (54,838)
          Other assets                                          29,079         (34,043)        92,384
          Drafts payable                                       529,552               -              -
          Accounts payable                                     886,944         (56,236)      (119,659)
          Income taxes payable                                 (19,952)         25,000              -
          Accrued healthcare costs                             540,596         380,331        105,852
          Accrued compensation and related
            expenses                                           406,036         128,947        (14,540)
          Other liabilities                                   (188,945)        (14,236)       116,057
          Deferred compensation and other
            long-term liabilities                              339,510         (26,921)        61,742
                                                           -----------     -----------    -----------
          Net cash provided by (used in)
            operating activities                             2,112,474       2,881,261       (246,511)
                                                           -----------     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                               (1,324,339)       (865,626)    (3,288,103)
  Purchases of restricted investments                         (293,198)     (1,206,802)             -
  Proceeds from sale of short-term
    investments                                              1,000,000               -              -
                                                           -----------     -----------    -----------
          Net cash used in investing
            activities                                        (617,537)     (2,072,428)    (3,288,103)
                                                           -----------     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under line of
    credit agreement                                                 -               -        350,000
  Repayments under line of credit agreement                          -        (350,000)             -
  Proceeds from issuance of long-term debt                           -         467,224      2,999,055
  Principal repayments of long-term debt                      (935,800)       (743,066)      (259,834)
  Proceeds from issuance of common stock                            20              50            120
  Payments for redemption of common stock                      (17,020)            (60)           (72)
  Costs incurred related to Physician
    Partners, Inc. transaction                                (939,887)              -              -
                                                           -----------     -----------    -----------
          Net cash provided by (used in)
            financing activities                            (1,892,687)       (625,852)     3,089,269
                                                           -----------     -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                 (397,750)        182,981       (445,345)

CASH AND CASH EQUIVALENTS, beginning of
  year                                                         598,313         415,332        860,677
                                                           -----------     -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                     $   200,563     $   598,313    $   415,332
                                                           ===========     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest                                 $   424,126     $   492,280    $   311,965
    Cash paid (received) for income taxes                       19,952          36,000        (20,994)



        The accompanying notes are an integral part of these statements.

                              MEDFORD CLINIC, P.C.


                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                         Additional
                                    Number                Paid-in         Retained
                                  of Shares    Amount     Capital         Earnings          Total
                                  ---------    ------     -------         --------          -----

BALANCE, December 31, 1993            47         $470       $670          $ 2,320,491      $ 2,321,631

  Issuance of common stock            12          120          -                    -              120

  Redemption of common
    stock                             (2)         (20)       (52)                   -              (72)

  Net income                           -            -          -              192,175          192,175
                                      --         ----       ----          -----------      -----------
BALANCE, December 31, 1994            57          570        618            2,512,666        2,513,854

  Issuance of common stock             5           50          -                    -               50

  Redemption of common
    stock                             (6)         (60)         -                    -              (60)

  Net income                           -            -          -              651,745          651,745
                                      --         ----       ----          -----------      -----------
BALANCE, December 31, 1995            56          560        618            3,164,411        3,165,589

  Issuance of common stock             2           20          -                    -               20

  Redemption of common
    stock                             (1)         (10)         -              (17,010)         (17,020)

  Costs incurred related
    to Physician Partners,
    Inc. transaction                   -            -          -             (939,887)        (939,887)

  Net loss                             -            -          -           (1,367,324)      (1,367,324)
                                      --         ----       ----          -----------      -----------
BALANCE, December 31, 1996            57         $570       $618          $   840,190      $   841,378
                                      ==         ====       ====          ===========      ===========


        The accompanying notes are an integral part of these statements.

                              MEDFORD CLINIC, P.C.


                          NOTES TO FINANCIAL STATEMENTS



1.  BUSINESS AND ORGANIZATION:

Medford Clinic, P.C. (Medford), an Oregon professional service corporation, is a primary-care based, multi-specialty medical clinic. Medford was founded in 1946 with the belief that group practice offers the best means of promoting and maintaining the highest standards of medical care.

Medford consists of approximately 566 employees and 72 professional providers who offer a wide range of primary and specialty care. In addition, Medford offers ancillary services such as radiology, pharmacy and laboratory.

Medford also provides clinical dialysis services through its Rogue Valley Dialysis Center division. Medford's sites are located in Southern Oregon. A significant change in the demographics of this area may have an adverse impact on the business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION:

Selected accounting policies are discussed below. Other significant accounting policies, regarding revenues, income taxes and professional liability are discussed in specific notes that follow.

Cash Equivalents

Cash equivalents consist of all highly liquid investments with original maturities of three months or less.

Investments

Short-term and restricted investments are readily convertible to cash and have original maturity dates that exceed three months. They are classified as held-to-maturity and mature within one year of the financial statement date. These investments are in commercial paper and the carrying value approximates the fair value.

Concentration of Credit Risk

Medford extends credit to patients covered by commercial insurance, Medicare and Medicaid. Medford manages credit risk with the various public and private insurance providers, as deemed appropriate by management. Allowances for contractual discounts and uncollectible accounts have been made for potential losses, where appropriate.

Inventories of Drugs and Supplies

Inventories are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance, repairs and minor replacements are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recorded as other income or expense. There were no disposals in 1996, 1995 and 1994.

Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated lives are as follows:

Building and building improvements            7-30 years
Furniture and equipment                       5-12 years

Restricted Investments

Under the agreements with Oregon Health Plan (OMAP) and Oregon Health Management System (OHMS), Medford is required to maintain $250,000 in a restricted or segregated account for each agreement. Medford can use these funds for purchased medical services only with approval by OMAP or OHMS as appropriate. The restriction for the OMAP agreement lapses in 1997.

Accrued Healthcare Costs

Accrued healthcare costs are calculated based on reported claims and an estimate based on historical data of incurred but not reported claims. These accrued healthcare cost estimates will vary from actual results and the differences may be significant.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, patient accounts receivable, restricted investments, accounts payable and accrued liabilities are a reasonable estimate of their fair value based on the short maturities of these instruments.

Interest rates that are currently available to Medford for issuance of debt with similar terms and remaining maturities were used to estimate fair value for debt issues. The current carrying value of debt approximates fair value.

Medford does not hold or issue financial instruments or derivative financial instruments for trading purposes.

Provider Compensation and Benefits

Provider compensation and benefits consists of the direct costs of patient care providers such as physicians and other allied health professionals. A substantial portion of these costs are paid to providers who are stockholders.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.  REVENUES:

Medford reports its revenues according to two principal types of payment methodologies as discussed below:

Prepaid Healthcare

Medford contracts with various Health Maintenance Organizations (HMOs) to provide care to plan enrollees. These programs provide for a prepaid monthly fixed capitation payment on a per member basis to Medford by the HMO for plan enrollees.

The majority of the HMO contracts are full-risk or modified full-risk contracts. Under a full-risk contract, Medford assumes the obligation of providing all healthcare services to enrollees and is obligated to reimburse outside providers for services rendered to enrollees. Generally, such payments to outside providers are limited to out-of-area services, emergency services and services not currently offered by Medford. Modified full-risk contracts are similar to full-risk contracts except that the HMO is obligated to pay for out-of-area services.

Medford has entered into subcapitation agreements with certain of these outside providers (subprovider). Under these agreements, Medford prepays the subprovider based upon enrollee/participant formulas in which the subprovider assumes the risk of providing patient care. Additional limitations on losses are provided by the payment of stop loss reinsurance premiums and through a percentage limitation on overall savings or losses of the programs.

Medford has accrued the claims associated with services provided by outside providers for which Medford is responsible, and an estimate of incurred but not reported claims is included in accrued healthcare costs in the accompanying financial statements.

Medford follows the policy of netting prepaid healthcare revenues and purchased medical services expenses for the institutional portion of capitated agreements. Liabilities associated with these contracts are included in accrued healthcare costs in the accompanying financial statements. Medford's revenue associated with these contracts was $553,008 for 1996. There was no revenue associated with these contracts for 1995 and 1994.

Fee-For-Service

Patient service revenues are recorded in the period in which services are provided at established rates. Medford has agreements with third-party payors that provide payments to Medford at amounts different from its established rates. The difference between charges generated from agreements with third-party payors and the related payment amounts are reflected as contractual discounts, as shown below:

                                           Year Ended December 31,
                                   --------------------------------------
                                    1996            1995            1994
                                 -----------     -----------     -------

Fee-for-service, gross            $45,464,745     $43,299,335     $40,975,385
Contractual discounts              12,019,802       9,348,546      11,055,173
                                  -----------     -----------     -----------
Fee-for-service, net              $33,444,943     $33,950,789     $29,920,212
                                  ===========     ===========     ===========

A summary of the most significant fee-for-service arrangements is as follows:

        Medicare

        A significant portion of Medford's services are provided to Medicare patients. Payments for Medicare outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 27%, 27% and 22% of net patient service revenues were derived from services provided to fee-for-service Medicare patients in 1996, 1995 and 1994, respectively.

        Medicaid

        Payments for Medicaid outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 2% of net patient service revenues were derived from services provided to fee-for-service Medicaid patients in 1995 and 1994, respectively. The net fee-for-service Medicaid revenue in 1996 was less than 1% of net patient service revenues.

        Other Payors

        Medford has also entered into payment agreements with certain commercial insurance carriers and preferred provider organizations. The basis for payment to Medford under these agreements includes discounts from established charges.

Major Customer

Two customers in 1996 and one in 1995 and 1994 represented individually more than 10% of Medford's net revenue as follows:

                                                      Year Ended
                                                     December 31,
                                                  ------------------
                                                 1996    1995    1994
                                                 ----    ----    ----

Blue Cross/Blue Shield of Oregon                  14%     16%     14%
Oregon Health Plan                                12%      -       -

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

                                                  December 31,
                                            ------------------------
                                              1996            1995
                                           -----------     -------
Land and land improvements                  $   204,134     $   204,134
Buildings and leasehold improvements          2,167,310       1,910,507
Furniture and equipment                       8,633,015       7,647,654
Construction in progress                              -          13,141
                                            -----------     -----------
                                             11,004,459       9,775,436
Less- Accumulated depreciation               (5,303,600)     (4,432,795)
                                            -----------     -----------
                                            $ 5,700,859     $ 5,342,641
                                            ===========     ===========

5.  INCOME TAXES:

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires that Medford follow the liability method of accounting for deferred income taxes. Differences between financial reporting and tax basis is primarily due to the use of the cash method of accounting for income tax purposes. At December 31, 1996, Medford has approximately $325,500 and $733,400 of net operating loss carryforwards for federal and state income tax purposes, respectively, that expire in the year 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Medford's deferred tax assets and liabilities are as follows:

                                                                 December 31,
                                                       -----------------------------
                                                         1996               1995
                                                       -----------      ------------
Deferred tax assets:
  Cash to accrual adjustments                           $ 1,654,791      $   918,656
  Net operating loss and credit carryforwards               293,926          329,478
  Other                                                      35,778           10,507
                                                        -----------      -----------
          Gross deferred tax assets                       1,984,495        1,258,641

Less- Valuation allowance                                  (293,926)        (329,478)
                                                        -----------      -----------
         Net deferred tax asset                           1,690,569          929,163

Deferred tax liabilities:
  Cash to accrual adjustments                            (2,945,852)      (3,174,258)
  Property related book to tax differences                 (235,850)        (138,760)
                                                        -----------      -----------
          Gross deferred tax liabilities                 (3,181,702)      (3,313,018)
                                                        -----------      -----------
          Net deferred tax liability                    $(1,491,133)     $(2,383,855)
                                                        ===========      ===========


The net deferred tax liability is reflected in the accompanying balance sheet as follows:

                                                       December 31,
                                                 ---------------------------
                                                  1996            1995
                                                 -----------     -----------

Current deferred tax liability                   $(1,568,333)    $(2,406,068)
Long-term deferred tax asset                          77,200          22,213
                                                 -----------     -----------
                                                 $(1,491,133)    $(2,383,855)
                                                 ===========     ===========

The provision (benefit) for income taxes is as follows:

                                           Year Ended December 31,
                                       ---------------------------------
                                        1996          1995          1994
                                       ----------   --------    --------
Current:
  Federal                              $   5,048       $   -       $   -
  State                                        -      61,000           -

Deferred:
  Federal                               (803,006)    303,658     116,330
  State                                 (114,716)     43,380      16,619
                                       ---------    --------    --------
                                       $(912,674)   $408,038    $132,949
                                       =========    ========    ========


The differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows:

                                                                     December 31,
                                                            ------------------------------
                                                             1996         1995        1994
                                                           --------     --------    ------

Federal tax (benefit) at statutory rate                    $(770,515)    $370,924    $113,793
Add (deduct):
  State income tax (benefit), net of federal
    benefit                                                 (142,159)      67,828      10,802
  Other                                                            -      (30,714)      8,354
                                                           ---------     --------    --------
Provision (benefit) for income taxes                       $(912,674)    $408,038    $132,949
                                                           =========     ========    ========

6.  LONG-TERM DEBT:

Long-term debt at December 31, 1996 and 1995 are as follows:

                                                                                           December 31,
                                                                                    ------------------------
                                                                                       1996           1995
                                                                                    -----------    ----------
Equipment loan with bank, interest at 7.25%, payable in monthly installments of
   $22,169, maturing April 2000, secured by equipment, furniture and fixtures
   and accounts receivable                                                         $   656,005     $  865,254

Note payable with title company, interest at 7.90%, payable in monthly installments of $6,227, maturing July 1, 2013, secured by equipment and
   furniture and fixtures                                                              689,548        708,954

Equipment loan with bank, interest at 7.25%, payable in monthly installments of
   $25,960, maturing June 1, 2002, secured by equipment, furniture and fixtures
   and accounts receivable                                                           1,384,442      1,585,450

Equipment loan with bank, interest at 7.75%, payable in monthly installments of
   $45,343, maturing May 1, 1999, secured by equipment
   and accounts receivable                                                           1,195,003      1,626,095

Facilities loan with bank, interest at 9.00%, payable in monthly installments of $3,651, maturing September 30, 1999, secured by
   equipment, furniture and fixtures and accounts receivable                           107,815        140,118

Mortgage with bank, interest was 9.25% and 8.25%, respectively, payable in monthly installments of $5,242 and $4,987, respectively, maturing November 1,
   2008, secured by first deed on real property and equipment and furniture and
   fixtures                                                                            453,278        474,520

Mortgage with bank, interest at 8.25%, recalculated on a three year basis on a predetermined interest rate formula, payable in monthly installments of principal plus interest of $1,820, maturing December 15, 2014, secured by
   first deed on real property and equipment and furniture and fixtures                222,611        225,639

Mortgage with bank, interest at 8.25%, recalculated on a three year basis on a predetermined interest rate formula, payable in monthly installments of
   $3,145, maturing December 15, 2001, secured by second deed on real property
   and equipment and furniture and fixtures                                            219,601        238,073
                                                                                   -----------     ----------
          Total long-term debt                                                       4,928,303      5,864,103

Less- Current portion                                                               (1,004,088)      (932,123)
                                                                                   -----------     ----------
          Long-term debt, net of current portion                                   $ 3,924,215     $4,931,980
                                                                                   ===========     ==========

Maturities of long-term debt for the next five years, including current maturities, are as follows:

             1997                $1,004,088
             1998                 1,093,602
             1999                   772,908
             2000                   356,607
             2001                   483,247
          Thereafter              1,217,851
                                 ----------
            Total                $4,928,303
                                 ==========

Medford maintains a revolving line-of-credit agreement with a bank providing up to $500,000 secured by accounts receivable. The line-of-credit bears interest at the lender's prime rate (8.25% at December 31, 1996) plus .25%. At December 31, 1996, Medford had no outstanding balance related to this line of credit. The line-of-credit agreement expired January 15, 1997 and was renewed by Medford.

At February 1, 1997, the long-term debt was assumed by Physician Partners, Inc. and the $500,000 revolving line-of-credit was consolidated into a $7,500,000 line-of-credit as a result of the reorganization transaction (Note 10).

7.  RETIREMENT PLANS:

Medford has a 401(k) Profit-Sharing Plan (the 401(k) Plan) in which all employees are eligible to participate subject to certain eligibility criteria. The 401(k) Plan permits employees to contribute up to 15% of their annual compensation (not to exceed certain annual limits imposed by the Internal Revenue Service). Medford may also make discretionary contributions, which are immediately 100% vested. Medford also has a Money Purchase Pension Plan in which all employees are eligible to participate subject to certain eligibility criteria. Medford contributes 5.7% of the employee's eligible earnings up to $62,700 and 11.4% of eligible earnings in excess of limitations imposed by the Internal Revenue Service. These contributions are 100% vested upon eligibility.

Medford's contributions for these plans for the years ended December 31, 1996, 1995 and 1994 were $1,655,730, $1,529,030 and $830,635, respectively.

8.  PROFESSIONAL LIABILITY:

Medford maintains a claims-made professional liability insurance policy. The policy coverage is $1,000,000 per claim per physician, with an aggregate maximum benefit of $3,000,000 per year. Accruals for outstanding claims and the associated deductibles are made in the period in which the event becomes known. Medford also accrues an actuarial estimate of the future liability for claims incurred but not reported prior to the end of the accounting period.

At February 1, 1997, Medford's professional liability insurance policy was consolidated into a Physician Partners, Inc. policy as a result of the reorganization transaction (Note 10). The consolidated claims-made policy has no deductible. The policy coverage is $2,000,000 per claim, with an aggregate limit of $4,000,000 and includes full prior acts coverage.

9.  COMMITMENTS AND CONTINGENCIES:

Operating Leases

Future minimum rental payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

            1997                 $1,076,474
            1998                    789,377
            1999                    697,937
            2000                    643,597
            2001                    643,597
         Thereafter               3,551,768
                                 ----------
            Total                $7,402,750
                                 ==========

Legal Proceedings

Medford is subject to various legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, although the ultimate dispositions of these proceedings are not determinable, adverse determinations in any or all of such proceedings would not have a material adverse effect upon the financial position or results of operations of Medford.

10.  SUBSEQUENT EVENTS:

The shareholders and Board of Directors of Medford approved a Reorganization and Merger Agreement (the Agreement) dated February 1, 1997 together with the shareholders and Board of Directors of HealthFirst Medical Group, P.C.; The Corvallis Clinic, P.C.; and Physician Partners, Inc. (PPI), a newly formed company.

The transaction resulted in a separation of operations of the three founding medical groups between medical professional services activities (i.e., providers of medical services) and the physician practice management activities of the business. The professional services activities were spun off into newly formed professional corporations (New PCs). The physician practice management business, along with substantially all of the assets and liabilities of the three founding medical groups; cash, receivables, property, plant and equipment, other assets, payables, accruals, debt, and contractual commitments was transferred to PPI. The shareholders of the three founding clinics became the original shareholders of PPI.

An integral part of the reorganization is a 40-year management agreement whereby PPI provides physician practice management services to the New PCs. Services to be provided include management and administrative services, capital resources, facilities, equipment and supplies.

As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses (Manager's Expenses) incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by the New PCs less
(ii) Manager's Expenses.

The New PCs are responsible for providing medical services and the related costs for provider compensation and benefits.

The parties to the reorganization transaction have received an opinion from tax counsel that for federal income tax purposes, it is more likely than not that the reorganization will be a tax-free transaction. No ruling will be requested from the Internal Revenue Service regarding the tax consequences of the transaction. If the IRS or tax court were to determine that the transactions were not tax free, there would be significant adverse tax consequence to the parties to the transaction and their respective shareholders.

In connection with the reorganization transaction, the three founding medical groups have entered into an Expense Sharing Agreement which establishes the basis upon which certain costs incurred in connection with the transactions are to be allocated between the three groups. Medford's share of such costs are reflected as a charge to equity in the accompanying statement of stockholders' equity. At December 31, 1996, Medford owed $85,544 related to this agreement, which was included in accounts payable in the accompanying financial statements.

                                   SIGNATURES
                           See General Instruction D

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MEDFORD CLINIC, P.C.
                                                   (Registrant)

                                          By     /s/ Stephen J. Schnugg, M.D.
                                                 Stephen J. Schnugg, M.D.
                                                 President, Director

                                                       4/3/97

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          By      /s/ Bruce Van Zee, M.D.
                                                  Bruce Van Zee, M.D.
                                                        Director


                                                        4/3/97

                                          By      /s/ Dan Wayman, M.D.
                                                  Dan Wayman, M.D.
                                                  Vice President, Director

                                                        4/3/97


                                          By       /s/ Bruce E. Johnson, M.D.
                                                   Bruce E. Johnson, M.D.
                                                   Director

                                                        4/3/97


                                          By       /s/ Paul Schroeder
                                                   Paul Schroeder
                                                   Director

                                                        4/3/97


                                          By       /s/ Peter Adesman, M.D.
                                                   Peter Adesman, M.D.
                                                   Director

                                                        4/3/97


                                          By       /s/ Daniel R. Brandenburg
                                                   Daniel R. Brandenburg
                                                   Director

                                                        4/3/97


                                          By       /s/ Vicki Wagner
                                                   Vicki Wagner
                                                   Chief Financial Officer

                                                         4/3/97