Form 10-Q
period 1997-03-31
PHYSICIAN PARTNERS MEDFORD PC
filed 1997-05-15
CIK 1029815

                    SECURITIES AND EXCHANGE COMMISSION CENTER
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.


                        COMMISSION FILE NO.: 333-15595-03

                              MEDFORD CLINIC, P.C.
                   FORMERLY "PHYSICIAN PARTNERS MEDFORD, P.C."
 -------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  OREGON                                     93-1221063
---------------------------------------------          -------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION          (I.R.S. EMPLOYER ID NO.)
           OR ORGANIZATION)




         555 BLACK OAK DRIVE
         MEDFORD, OREGON                                       97054
----------------------------------------                 -----------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)




REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:               (541) 734-3601
                                                                  --------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES   X    NO
              ----     ----

         As of May 15, 1997, 57 shares of the Registrant's Common Stock, no par value, were outstanding.

                              MEDFORD CLINIC, P.C.
                              --------------------

     BALANCE SHEETS - AS OF MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996
     -----------------------------------------------------------------------
                (All dollar amounts are expressed in thousands)
                -----------------------------------------------

                                     ASSETS
                                     ------


                                                                                              March 31,         December 31,
                                                                                                 1997               1996
                                                                                              -----------        -----------

                                                                                              (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                                                   $         1            $   201
  Patient accounts receivable, net of allowances for
    contractual discounts and uncollectible accounts of $0 and
    $3,845 at March 31, 1997 and December 31, 1996, respectively                                        -              6,125
  Healthcare receivables                                                                                -                487
  Inventories of drugs and supplies                                                                     -                203
  Prepaid expenses and deposits                                                                       335                304
  Restricted investments                                                                                -                250
                                                                                              -----------        -----------
          Total current assets                                                                        336              7,570
                                                                                              -----------        -----------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of
  $0 and $5,304 at March 31, 1997 and December 31, 1996, respectively                                   -              5,701
                                                                                              -----------        -----------
LONG-TERM DEFERRED TAX ASSET                                                                            -                 77
                                                                                              -----------        -----------
OTHER ASSETS:
  Restricted investments                                                                                -                250
  Other                                                                                                 -                 43
                                                                                              -----------        -----------
          Total other assets                                                                            -                293
                                                                                              -----------        -----------
          Total assets                                                                        $       336            $13,641
                                                                                              ===========        ===========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                                                              $      -            $ 1,004
  Drafts payable                                                                                        -                529
  Accounts payable                                                                                      -              1,311
  Payable to PPI                                                                                      335                  -
  Accrued healthcare costs                                                                              -              1,027
  Accrued compensation and related expenses                                                             -              2,497
  Current deferred tax liability                                                                        -              1,568
                                                                                              -----------        -----------
          Total current liabilities                                                                   335              7,936
                                                                                              -----------        -----------
LONG-TERM DEBT, net of current portion                                                                  -              3,924
                                                                                              -----------        -----------
DEFERRED COMPENSATION AND OTHER LONG-TERM LIABILITIES                                                   -                939
                                                                                              -----------        -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock-
  $10 par value; 500 shares authorized; 0  and 57 shares outstanding at March 31,
   1997 and December 31, 1996, respectively                                                             -                  1
  No par value; 500 shares authorized, 57 and 0 shares outstanding at March 31, 1997
   and December 31, 1996, respectively                                                                  1                  -

  Additional paid-in capital                                                                            -                  1
  Retained earnings                                                                                     -                840
                                                                                              -----------        -----------

          Total stockholders' equity                                                                    1                842
                                                                                              -----------        -----------
          Total liabilities and stockholders' equity                                          $       336            $13,641
                                                                                              ===========        ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                 BALANCE SHEETS.

                              MEDFORD CLINIC, P.C.
                              --------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               --------------------------------------------------
 (All dollar amounts are expressed in thousands, except for earnings per share)
 ------------------------------------------------------------------------------
                                   (Unaudited)

                                                                                                1997                  1996
                                                                                                ----                  ----

REVENUES:
  Fee-for-service, net                                                                      $      8,839          $     8,581
  Prepaid healthcare                                                                               1,907                1,672
                                                                                             -----------          -----------
          Net revenues                                                                            10,746               10,253

  Less-Provider compensation and benefits                                                          2,447                2,855
                                                                                             -----------          -----------
          Net revenue less provider
            compensation and benefits                                                              8,299                7,398
                                                                                             -----------          -----------
OPERATING EXPENSES:
  Clinic salaries, wages and benefits                                                              3,618                3,125
  Purchased medical services                                                                       1,151                  884
  Medical and office supplies                                                                      1,399                1,337
  General and administrative expenses                                                                797                  952
  Provision for uncollectible accounts                                                               359                  279
  Depreciation and amortization                                                                      300                  205
  Rent and lease expense                                                                             341                  261
                                                                                             -----------          -----------
          Total operating expenses                                                                 7,965                7,043
                                                                                             -----------          -----------
          Operating income                                                                           334                  355

OTHER INCOME (EXPENSE):
  Interest income                                                                                      7                   35
  Interest expense                                                                                   (98)                (101)
  Management Fee                                                                                    (289)                   -
                                                                                             -----------          -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                                      (46)                 289

PROVISION FOR INCOME TAXES                                                                             -                  115
                                                                                             -----------          -----------
NET INCOME (LOSS)                                                                            $       (46)         $       174
                                                                                             ===========          ===========
INCOME (LOSS)  PER SHARE                                                                     $   (807.02)         $  3,107.14
                                                                                             ===========          ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                         57                   56
                                                                                             ===========          ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              MEDFORD CLINIC, P.C.
                              --------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               --------------------------------------------------
                 (All dollar amounts are expressed in thousands)
                 -----------------------------------------------
                                   (Unaudited)




                                                                                                1997                1996
                                                                                                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                           $     (46)         $       174
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities-
      Depreciation and amortization                                                                  98                  205
      Changes in operating assets and liabilities (excluding assets and liabilities assigned to Physician Partners, Inc.):
        Patient accounts receivable, net                                                            (44)                (110)
        Healthcare receivables                                                                       95                   34
        Prepaid expenses and deposits                                                              (368)                 110
        Other assets                                                                                 18                    -
        Drafts payable                                                                             (529)                   -
        Accounts payable                                                                           (181)                 185
        Payable to PPI                                                                              335                    -
        Income taxes payable                                                                          -                  181
        Accrued healthcare costs                                                                    (13)                  22
        Accrued compensation and related expenses                                                   461                  156
        Deferred compensation and long-term liabilities                                              29                  (70)
                                                                                            -----------          -----------
          Net cash provided by (used in) operating
            Activities                                                                             (145)                 887
                                                                                            -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                        (21)                (366)
                                                                                            -----------          -----------
          Net cash used in investing activities                                                     (21)                (366)
                                                                                            -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under line of credit agreement                                           300                    -
  Principal repayments of long-term debt                                                            (81)                (199)
  Cash assumed by Physician Partners, Inc. in merger                                               (200)                   -
  Costs incurred related to Physician Partners, Inc. transaction                                    (53)                   -
                                                                                            -----------          -----------
          Net cash used in financing activities                                                     (34)                (199)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   (200)                 322

CASH AND CASH EQUIVALENTS, beginning of period                                                      201                  598
                                                                                            -----------          -----------
CASH AND CASH EQUIVALENTS, end of period                                                     $        1              $   920
                                                                                            ===========          ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              MEDFORD CLINIC, P.C.
                              --------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (CONTINUED)
         --------------------------------------------------------------
                (All dollar amounts are expressed in thousands)
                -----------------------------------------------
                                   (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                                    $        97       $          112
  Cash paid for income taxes                                                                          -                    -

In February 1997, Medford assigned all assets and liabilities to Physician Partners, Inc. as part of the reorganization and merger transaction. The book value of Medford's assets and liabilities, including $200 cash, at the date of the transaction are presented below:

             Current assets                          $ 7,300
             Property, plant and equipment             5,625
             Other long-term assets                      603
             Current liabilities                       7,974
             Long-term liabilties                      4,811
             Contributed equity                          743


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              MEDFORD CLINIC, P.C.
                              --------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                   ------------------------------------------

1.   BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of the management of Medford Clinic, P.C. (Medford), the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Medford's special filing under Form 10-K for the year ended December 31, 1996.

 2.   REORGANIZATION AND MERGER AGREEMENT:

On February 1, 1997, certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of September 19, 1996, as amended on November 4, 1996, November 29, 1996 and December 31, 1996 (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis," and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "Old PC's"), and Physician Partners, Inc. ("PPI"), were consummated. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary ( a "New PC"),
(ii) transferring to the New PC certain assets and liabilities relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40-year management agreement (the "Management Agreement") with PPI and (b) a merger with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of Old PC's. Medford is the New PC incorporated by the Old Medford pursuant to the Reorganization and Merger Agreement.

The Transactions resulted in a separation of operations of Old Medford between medical professional services activities (i.e., providers of medical services), which were transferred to Medford, and the physician practice management activities of the business, which were transferred to PPI. In addition, substantially all of the assets and liabilities of the three Old PC's, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, payables, accruals, debt, and certain contractual commitments, were transferred to PPI. As consideration, the shareholders of Old PC's received stock of PPI.

Under the management agreement, PPI provides physician practice management services to Medford. Services provided include management and administrative services, capital resources, facilities, equipment and supplies. As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses (Manager's Expenses) incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by the Medford less (ii) Manager's Expenses. In the accompanying financial statements, the reimbursement of Manager's Expenses are identified by the various types of expenses. Medford is responsible for providing medical services and the related costs for provider compensation and benefits.

The parties to the Transactions have received an opinion from tax counsel that for federal income tax purposes, it is more likely than not that the merger will be a tax-free transaction. No ruling was requested from the Internal Revenue Service regarding the tax consequences of the Transactions. If the Internal Revenue service (IRS) or tax court were to determine that the Merger was not tax free, there would be significant adverse tax consequence to the parties to the Transactions and their respective shareholders.

In connection with the Transactions, the three Old PC's entered into an Expense Sharing Agreement, which establishes the basis upon which certain costs incurred in connection with the Transactions are to be allocated between the three Old PC's. Medford and other New PC's have assumed the obligations under the Expense Sharing Agreement. Medford's share of such costs are reflected as a charge to retained earnings.

 3.   EARNINGS PER SHARE:

All share and per share data have been retroactively restated to give effect to the recapitalization resulting from the Transactions.

 4.   EQUITY ROLLFORWARD:

The Transactions resulted in Old Medford's Common Stock being retired and new shares being issued by Medford. In addition, Old Medford's equity at the date of the Transactions was assigned to PPI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes some forward-looking statements that involve a number of risks and uncertainties. Future results may differ materially from historical results or from results or outcomes currently expected or sought by Medford.

OVERVIEW

Medford, an Oregon professional service corporation, is a primary-care based, multi-specialty medical clinic. Medford was founded in 1997 pursuant to certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of September 19, 1996, as amended on November 4, 1996, November 29, 1996 and December 31, 1996 (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis," and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "Old PC's"), and Physician Partners, Inc. ("PPI"). Old Medford was founded in 1946. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary ( a "New PC"), (ii) transferring to the New PC certain assets and liabilities relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40-year management agreement (the "Management Agreement") with PPI and (b) a merger with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of Old PC's. Medford is the New PC incorporated by the Old Medford pursuant to the Reorganization and Merger Agreement.

Medford consists of 75 professional providers who offer a wide range of primary and specialty care services. In addition, Medford offers ancillary services such as radiology, pharmacy, and laboratory. Medford also provides clinical dialysis services through its Rogue Valley Dialysis Center division.
Medford's operations are located in Southern Oregon.

Medford believes that group practice offers the best means of promoting and maintaining the highest standard of medical care. Medford's strategy is to position itself in a competitive network as the healthcare industry develops. Medford's relationship with PPI enhances its capacity to provide a high quality of clinical care and to compete economically in both managed care and fee-for-service markets.

To increase revenue, Medford will work with PPI to recruit additional physicians and merge other physician groups in the area into their clinic. PPI is working on initiatves to reduce the Manager's Expenses of Medford (which are paid by PPI and reimbursed by Medford) through regional purchasing and insurance contracts, and through the consolidation of various services.

RESULTS OF OPERATIONS

1997 Compared to 1996

Net fee-for-service revenue increased from $8.6 million for the first quarter of 1996 to $8.8 million for the first quarter of 1997, an increase of $200,000, or 2%. Prepaid healthcare revenue increased $200,000 from $1.7 million for the first quarter of 1996 to $1.9 million for the first quarter of 1997. The increase in fee-for-service revenue was directly related to the addition of providers in 1996 who are at higher production levels in 1997. The increase in prepaid healthcare revenue was due to an increase in capitated lives and an increase in the capitation rate for the Oregon Health Plan contract.

Total operating expenses increased $1 million, or 14%, from $7.0 million for the first quarter of 1996 to $8.0 million for the first quarter of 1997. The increase was mainly due to the increase in clinic salaries, wages and benefits of $500,000. This increase was due to an increase in employees of 15% to support the addition of several providers in the last half of 1996. Purchased medical services accounted for $300,000 of the increase which was due to an increase in capitated lives and increased PMPM costs on certain plans.. The remaining increase of $200,000 is due to increases in depreciation and amortization resulting from significant fixed asset additions in the last half of 1996 and rent and lease expense due to the leasing of a new facility in the third quarter of 1996.

The management fee of $290,000 represents the management fee paid to PPI for February and March 1997. There was no such management fee in 1996 as the Management Agreement was not effective until February 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations used $145,000 of cash in the first quarter of 1997, compared to the generation of $890,000 in the first quarter of 1996. The first quarter of 1997 includes only one month of activity due to the Transactions on February 1, 1997. The Transactions resulted in the transfer of all assets and liabilities to PPI.

As a result of the Transactions, PPI assumed all financing activities relating to the working capital needs of Medford and will purchase the necessary capital equipment for Medford. In the Transactions, all debt of Medford became debt of PPI.

MEDFORD CLINIC, P.C.

PART II--OTHER INFORMATION



ITEM 1:   Legal Proceedings

          None.

ITEM 2:   Changes in Securities

          None.

ITEM 3:   Defaults Upon Senior Securities

          None.

ITEM 4:   Submission of Matters to a Vote of Security Holders

          None.

ITEM 5:   Other Information

          None.

ITEM 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27 - Financial Data Schedule (for SEC use only)

          (b)  Reports on Form 8-K

               None.

MEDFORD CLINIC, P.C.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     MEDFORD CLINIC, P.C.

     (Registrant)




Date:         May 15, 1997                   By:  /s/ Stephen J. Schnugg, M.D.
              Stephen J. Schnugg, M.D.,         ------------------------------
              President




Date:         May 15, 1997                   By:  /s/ Vicki S. Wagner
              Vicki S. Wagner,                  -----------------------------
              Chief Financial Officer and
              Treasurer

                                 EXHIBIT INDEX



Exhibits

27 - Financial Data Schedule