Form 10-Q
period 1997-06-30
PHYSICIAN PARTNERS MEDFORD PC
filed 1997-08-14
CIK 1029815

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.


                        COMMISSION FILE NO.: 333-15595-03

                              MEDFORD CLINIC, P.C.
                   FORMERLY "PHYSICIAN PARTNERS MEDFORD, P.C."
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     OREGON                                    93-1221063
---------------------------------------------           ------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION           (I.R.S. EMPLOYER ID NO.)
OR ORGANIZATION)




           555 BLACK OAK DRIVE
           MEDFORD, OREGON                                      97054
----------------------------------------                ------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)




REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:         (541) 734-3601
                                                        ------------------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days.

        YES  [X]    NO  [ ]

        As of August 15, 1997, 55 shares of the Registrant's Common Stock, no par value, were outstanding.

                              MEDFORD CLINIC, P.C.

     BALANCE SHEETS - AS OF JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
                 (All dollar amounts are expressed in thousands)


                                     ASSETS
                                     ------

                                                                                          June 30,           December 31,
                                                                                           1997                 1996
                                                                                         ----------          ----------
                                                                                         (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                                              $        1          $      201
  Patient accounts receivable, net of allowances for
  contractual discounts and uncollectible accounts of $0                                       --                 6,125
     and $3,845 at June 30, 1997 and December 31, 1996, respectively
  Healthcare receivables                                                                       --                   487
  Inventories of drugs and supplies                                                            --                   203
  Prepaid expenses and deposits                                                                 595                 304
  Restricted investments                                                                       --                   250
                                                                                         ----------          ----------
          Total current assets                                                                  596               7,570
                                                                                         ----------          ----------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
   of $0 and $5,304 at June 30, 1997 and December 31, 1996, respectively                       --                 5,701
                                                                                         ----------          ----------
LONG-TERM DEFERRED TAX ASSET                                                                   --                    77
                                                                                         ----------          ----------
OTHER ASSETS:
  Restricted investments                                                                       --                   250
  Other                                                                                        --                    43
                                                                                         ----------          ----------
          Total other assets                                                                   --                   293
                                                                                         ----------          ----------
          Total assets                                                                   $      596          $   13,641
                                                                                         ==========          ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                                                      $     --            $    1,004
  Drafts payable                                                                               --                   529
  Accounts payable                                                                             --                 1,311
  Payable to PPI                                                                                595                --
  Accrued healthcare costs                                                                     --                 1,027
  Accrued compensation and related expenses                                                    --                 2,497
  Current deferred tax liability                                                               --                 1,568
                                                                                         ----------          ----------
          Total current liabilities                                                             595               7,936
                                                                                         ----------          ----------
LONG-TERM DEBT, net of current portion                                                         --                 3,924
                                                                                         ----------          ----------
DEFERRED COMPENSATION AND OTHER LONG-TERM LIABILITIES                                          --                   939
                                                                                         ----------          ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock-
  $10 par value; 500 shares authorized; 0  and 57 shares outstanding
  at June 30, 1997 and December 31, 1996, respectively                                         --                     1
  No par value; 500 shares authorized, 55 and 0 shares outstanding
  at June 30, 1997 and December 31, 1996, respectively                                            1                --

  Additional paid-in capital                                                                   --                     1
  Retained earnings                                                                            --                   840
                                                                                         ----------          ----------
          Total stockholders' equity                                                              1                 842
                                                                                         ----------          ----------
          Total liabilities and stockholders' equity                                     $      596          $   13,641
                                                                                         ==========          ==========


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                              MEDFORD CLINIC, P.C.

                            STATEMENTS OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
 (All dollar amounts are expressed in thousands, except for earnings per share)

                                   (Unaudited)



                                                        Three months ended June 30,                 Six months ended June 30,
                                                     ---------------------------------           ---------------------------------
                                                         1997                  1996                  1997                  1996
                                                     -----------           -----------           -----------           -----------

REVENUES:
  Fee-for-service, net                               $     9,220           $     8,580           $    18,059           $    17,161
  Prepaid healthcare                                       2,413                 1,673                 4,320                 3,345
                                                     -----------           -----------           -----------           -----------
          Net revenues                                    11,633                10,253                22,379                20,506

  Less- Provider compensation and benefits                 2,433                 2,854                 4,880                 5,709
                                                     -----------           -----------           -----------           -----------
          Net revenue less provider
            compensation and benefits                      9,200                 7,399                17,499                14,797
                                                     -----------           -----------           -----------           -----------
OPERATING EXPENSES:
  Clinic salaries, wages and benefits                      3,811                 3,126                 7,429                 6,251
  Purchased medical services                               1,248                   883                 2,399                 1,767
  Medical and office supplies                              1,587                 1,337                 2,986                 2,674
  General and administrative expenses                      1,032                   953                 1,829                 1,905
  Provision for uncollectible accounts                       351                   279                   710                   558
  Depreciation and amortization                              288                   204                   588                   409
  Rent and lease expense                                     317                   261                   658                   522
                                                     -----------           -----------           -----------           -----------
          Total operating expenses                         8,634                 7,043                16,599                14,086
                                                     -----------           -----------           -----------           -----------
          Operating income                                   566                   356                   900                   711

OTHER INCOME (EXPENSE):
  Interest income                                              9                    34                    16                    69
  Interest expense                                          (111)                 (101)                 (209)                 (202)
  Management Fee                                            (464)                 --                    (753)                 --
                                                     -----------           -----------           -----------           -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
                                                            --                     289                   (46)                  578

PROVISION FOR INCOME TAXES                                  --                     116                  --                     231
                                                     -----------           -----------           -----------           -----------
NET INCOME (LOSS)                                    $      --             $       173           $       (46)          $       347
                                                     ===========           ===========           ===========           ===========

INCOME (LOSS)  PER SHARE                             $      --             $  3,089.29           $   (821.43)          $  6,196.43
                                                     ===========           ===========           ===========           ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                                              56                    56                    56                    56
                                                     ===========           ===========           ===========           ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              MEDFORD CLINIC, P.C.

                            STATEMENTS OF CASH FLOWS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                 (All dollar amounts are expressed in thousands)
                                   (Unaudited)


                                                                 Three months ended June 30,         Six months ended June 30,
                                                                  ------------------------           -------------------------
                                                                    1997             1996              1997              1996
                                                                  -------          -------           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  --            $   173           $   (46)              347
  Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities-
      Depreciation and amortization                                  --                204                98               409
      Deferred Taxes                                                 --               (168)             --                (169)
      Changes in operating assets and liabilities
        (excluding assets and liabilities assigned
          to Physician Partners, Inc.):
        Patient accounts receivable, net                             --               (109)              (44)             (219)
        Healthcare receivables                                       --                 34                95                68
        Inventory                                                    --                 32              --                  32
        Prepaid expenses and deposits                                (260)             109              (628)              219
        Other assets                                                 --                 37                18                37
        Drafts payable                                               --               --                (529)             --
        Accounts payable                                             --                161              (181)              346
        Payable to PPI                                                260             --                 595
        Income taxes payable                                         --                242              --                 423
        Accrued healthcare costs                                     --                 21               (13)               44
        Accrued compensation and related expenses                    --                156               461               312
        Other liabilities                                            --                 61              --                  61
        Deferred compensation and long-term
           liabilities                                               --                 67                29                (3)
                                                                  -------          -------           -------           -------
                Net cash provided by (used in)
                  operating Activities                               --              1,020              (145)            1,907
                                                                  -------          -------           -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                         --               (365)              (21)             (731)
  Purchases of investments                                           --                (37)             --                 (37)
                                                                  -------          -------           -------           -------
          Net cash used in investing activities                      --               (402)              (21)             (768)
                                                                  -------          -------           -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under line of credit
      Agreement                                                      --               --                 300              --
  Principal repayments of long-term debt                             --               (260)              (81)             (459)
  Cash assumed by Physician Partners, Inc. in
      Merger                                                         --               --                (200)             --
   Costs incurred related to Physician Partners, Inc.
      Transaction                                                    --               (192)              (53)             (192)
                                                                  -------          -------           -------           -------
          Net cash used in financing activities                      --               (452)              (34)             (651)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                     --                166              (200)              488

CASH AND CASH EQUIVALENTS, beginning of period
                                                                        1              920               201               598
                                                                  -------          -------           -------           -------

CASH AND CASH EQUIVALENTS, end of period
                                                                  $     1          $ 1,086           $     1           $ 1,086
                                                                  =======          =======           =======           =======


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              MEDFORD CLINIC, P.C.

                            STATEMENTS OF CASH FLOWS

      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (CONTINUED)
                 (All dollar amounts are expressed in thousands)
                                   (Unaudited)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                 $124                $109           $206          $221
  Cash paid for income taxes                -                   -              -             -

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


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              MEDFORD CLINIC, P.C.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996


1.      BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of the management of Medford Clinic, P.C. ("Medford"), the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

The accompanying financial statements reflect the assets and liabilities as of December 31, 1996 and results of operations for the three and six months ended June 30, 1996 for the Medford Clinic, P.C. prior to the reorganization transaction ("Old Medford"). The Statement of Operations and Cash Flows for the three and six-month period ended June 30, 1997, include results of operations for Old Medford from January 1 to January 31, 1997. The remainder of the period represents the operations of Medford Clinic, P.C. ("New PC") subsequent to the effective date of the reorganization transaction, February 1, 1997.

These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Medford's special filing under Form 10-K for the year ended December 31, 1996.

2.      REORGANIZATION AND MERGER AGREEMENT:

On February 1, 1997, certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of September 19, 1996, as amended on November 4, 1996, November 29, 1996 and December 31, 1996 (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis"), and, together with Old Medford and Old HealthFirst, referred to herein, collectively as ("Old PC's"), and Physician Partners, Inc. ("PPI"), were consummated. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary ( a "New PC"),
(ii) transferring to the New PC certain assets and liabilities relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40 -year management agreement (the "Management Agreement") with PPI and (b) a merger with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of Old PC's. Medford is the New PC incorporated by the Old Medford pursuant to the Reorganization and Merger Agreement.

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

Under the management agreement, PPI provides physician practice management services to Medford. Services provided include management and administrative services, capital resources, facilities, equipment and supplies. As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses ("Manager's Expenses") incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by the Medford less
(ii) Manager's Expenses. In the accompanying financial statements, the reimbursement of Manager's Expenses are identified by the various types of expenses. Medford is responsible for providing medical services and the related costs for provider compensation and benefits.

The parties to the Transactions have received an opinion from tax counsel that for federal income tax purposes, it is more likely than not that the merger will be a tax-free transaction. No ruling was requested from the Internal Revenue Service regarding the tax consequences of the Transactions. If the Internal Revenue service ("IRS") or tax court were to determine that the Merger was not tax free, there would be significant adverse tax consequence to the parties to the Transactions and their respective shareholders.

3.      INCOME TAXES:

As of June 30, 1997, Old Medford recognized a loss before provision for income taxes for the period from January 1 to January 31, 1997. A valuation reserve was established against the deferred tax asset associated with the net operating loss carryforward, resulting in no tax provision being reflected in the 1997 Statement of Operations. The operations of the New PC for the remainder of the period have resulted in no net income and accordingly, no current taxexpense is necessary.

4.      EARNINGS PER SHARE:

All share and per share data have been retroactively restated to give effect to the recapitalization resulting from the Transactions.

5.      EQUITY ROLLFORWARD:

The Transactions resulted in Old Medford's Common Stock being converted into the right to receive PPI Common Stock and the shares of Medford being distributed by Old Medford to its shareholders. In addition, Old Medford's equity at the date of the Transactions was assumed by PPI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes some forward-looking statements that involve a number of risks and uncertainties. Future results may differ materially from historical results or from results or outcomes currently expected or sought by Medford.

OVERVIEW

Medford, an Oregon professional service corporation, is a primary-care based, multi-specialty medical clinic. Medford was founded in 1997 pursuant to certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of September 19, 1996, as amended on November 4, 1996, November 29, 1996 and December 31, 1996 (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis," and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "Old PC's"), and Physician Partners, Inc. ("PPI"). Old Medford was founded in 1946. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary ( a "New PC"), (ii) transferring to the New PC certain assets and liabilities relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40 -year management agreement (the "Management Agreement") with PPI and (b) a merger with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of Old PC's. Medford is the New PC incorporated by the Old Medford pursuant to the Reorganization and Merger Agreement.

Medford consists of 72 professional providers who offer a wide range of primary and specialty care services. In addition, Medford offers ancillary services such as radiology, pharmacy, and laboratory. Medford also provides clinical dialysis services through its Rogue Valley Dialysis Services division. Medford's operations are located in Southern Oregon.

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

To increase revenue, Medford is working with PPI to recruit additional physicians and merge other physician groups in the area into their clinic. PPI is working on initiatives to reduce the Manager's Expenses of Medford (which are paid by PPI and reimbursed by Medford) through regional purchasing and insurance contracts, and through the consolidation of various services.

RESULTS OF OPERATIONS

1997 Compared to 1996

Net fee-for-service revenue increased from $8.6 million for the second quarter of 1996 to $9.2 million for the second quarter of 1997, an increase of $.6 million, and from $17.2 million to $18.1 million for the first six months of 1997 compared to 1996, an increase of $.9 million. Prepaid healthcare revenue increased $.7 million from $1.7 million for the second quarter of 1996 to $2.4 million for the second quarter of 1997 and increased $1 million from $3.3 million to $4.3 million for the first six months of 1997 compared to 1996. The increase in fee-for-service revenue was directly related to the addition of providers in late 1996 who are at higher production levels in 1997. The increase in prepaid healthcare revenue was due to an increase in capitated lives and an increase in the capitation rate for the Oregon Health Plan contract.

Total operating expenses increased $1.6 million, or 23%, from $7.0 million for the second quarter of 1996 to $8.6 million for the second quarter of 1997 and increased $2.5 million, or 18%, from $14.1 million for the first six months of 1996 to $16.6 million for the first six months of 1997. A significant part of the increase was due to the increase in clinic salaries, wages and benefits of $.7 million for the second quarter of 1997 and $1.2 million for the first six months of 1997. This increase was due to an increase in employees of 15% to support the addition of ten providers in the last half of 1996. Purchased medical services increased $.4 million and $.6 million for the second quarter of 1997 and the first six months of 1997, respectively, which was due to an increase in capitated lives and increased PMPM costs on certain plans. The remaining increase of $.5 million for the second quarter of 1997 and $.7 million for the first six months of 1997 is mainly due to an increase in medical and office supplies resulting from higher production levels and an increase in depreciation and amortization resulting from significant fixed asset additions in the last half of 1996.

The management fee of $.5 million for the second quarter 1997 and $.8 million for the first six months of 1997 was paid to PPI in accordance with the Management Agreement. There was no such management fee in 1996 as the Management Agreement was not effective until February 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations used $.1 million of cash in the first six months of 1997, compared to the generation of $1.9 million in the first six months of 1996. The Transactions resulted in the February 1, 1997 transfer of all assets and liabilities to PPI.

As a result of the Transactions, PPI assumed all financing activities relating to the working capital needs of Medford and will purchase the necessary capital equipment for Medford. In the Transactions, all debt of Medford became debt of PPI.

                                                              DRAFT DATED 8/7/97


                              MEDFORD CLINIC, P.C.
                          PART II -- OTHER INFORMATION

ITEM 1:   Legal Proceedings

          None.

ITEM 2:   Changes in Securities

          None.

ITEM 3:   Defaults Upon Senior Securities

          None.

ITEM 4:   Submission of Matters to a Vote of Security Holders

          On June 2, 1997, at a special meeting of Medford Clinic's shareholders, the shareholders amended Medford Clinic's Bylaws to (i) extend voting rights to non-shareholder physicians and mid-level providers at Section and Department meetings and (ii) create a permanent seat on the Compensation Committee for a mid-level provider member by increasing the number of members of the Compensation Committee from six to seven. The amended Bylaws were approved, with 36 votes cast in favor of the proposed amendment to such Bylaws and 4 votes cast against; there were no abstentions.

          On June 30, 1997, at a special meeting of Medford Clinic's shareholders, the shareholders voted to advance Jean Bieraugel, M.D. and Bruce Patterson, M.D. to become shareholders of Medford Clinic, with 70 percent of the shareholders voting unanimously in favor of the advancement as required by the Bylaws of Medford Clinic; there were no abstentions.

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


                              MEDFORD CLINIC, P.C.
                                  (Registrant)



Date:          August 13, 1997          By:  /s/ STEPHEN J. SCHNUGG, M.D.
                                             --------------------------------
                                             Stephen J. Schnugg, M.D.,
                                             President



Date:          August 13, 1997          By:  /s/ VICKI S. WAGNER
                                             --------------------------------
                                             Vicki S. Wagner,
                                             Chief Financial Officer
                                             and Treasurer

                             EXHIBIT INDEX

 EXHIBIT
---------

   27         Financial Data Schedule