Form 10-Q
period 1997-09-30
PHYSICIAN PARTNERS MEDFORD PC
filed 1997-11-14
CIK 1029815

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                 FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

                   COMMISSION FILE NO.: 333-15595-03

                             MEDFORD CLINIC, P.C.
                FORMERLY "PHYSICIAN PARTNERS MEDFORD, P.C."
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 OREGON                                       93-1221063
---------------------------------------------         ------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION         (I.R.S. EMPLOYER ID NO.)
OR ORGANIZATION)



            555 BLACK OAK DRIVE
              MEDFORD, OREGON                                   97054
--------------------------------------------          ------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:         (541) 734-3601
                                                        ----------------------



                                 NOT APPLICABLE
------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES   X    NO
         -----     -----


As of November 13, 1997, 60 shares of the Registrant's Common Stock, no par value, were outstanding.

                           MEDFORD CLINIC, P.C.

                             BALANCE SHEETS

        AS OF SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
             (All dollar amounts are expressed in thousands)

                                 ASSETS

                                                          September 30,        December 31,
                                                               1997                1996
                                                          -------------        ------------
                                                           (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                     $  1               $  201
  Patient accounts receivable, net of allowances for
   contractual discounts and uncollectible accounts of
   $0 and $3,845 at September 30, 1997 and December 31,
   1996, respectively                                              -                6,125
  Healthcare receivables                                           -                  487
  Inventories of drugs and supplies                                -                  203
  Prepaid expenses and deposits                                  641                  304
  Restricted investments                                           -                  250
                                                         -----------          -----------
          Total current assets                                   642                7,570

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $0 and $5,304 at September 30,
   1997 and December 31, 1996, respectively                        -                5,701

LONG-TERM DEFERRED TAX ASSET                                       -                   77

OTHER ASSETS:
  Restricted investments                                           -                  250
  Other                                                            -                   43
                                                         -----------          -----------
          Total other assets                                       -                  293
                                                         -----------          -----------
          Total assets                                        $  642              $13,641
                                                         -----------          -----------
                                                         -----------          -----------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                           $    -              $ 1,004
  Drafts payable                                                   -                  529
  Accounts payable                                                 -                1,311
  Payable to PPI                                                 641                    -
  Accrued healthcare costs                                         -                1,027
  Accrued compensation and related expenses                        -                2,497
  Current deferred tax liability                                   -                1,568
                                                         -----------          -----------
          Total current liabilities                              641                7,936

LONG-TERM DEBT, net of current portion                             -                3,924
DEFERRED COMPENSATION AND OTHER LONG-TERM LIABILITIES              -                  939
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock-
  $10 par value; 500 shares authorized; 0  and
   57 shares outstanding at September 30, 1997 and
   December 31, 1996, respectively                                 -                    1
  No par value; 500 shares authorized, 62 and 0
   shares outstanding at September 30, 1997 and
   December 31, 1996, respectively                                 1                    -
  Additional paid-in capital                                       -                    1
  Retained earnings                                                -                  840
                                                         -----------          -----------
          Total stockholders' equity                               1                  842
                                                         -----------          -----------
          Total liabilities and stockholders' equity          $  642              $13,641
                                                         -----------          -----------
                                                         -----------          -----------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                           MEDFORD CLINIC, P.C.

                         STATEMENTS OF OPERATIONS

      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (All dollar amounts are expressed in thousands, except loss per share)
                                (Unaudited)

                                                Three months ended September 30,    Nine months ended September 30,
                                                --------------------------------    -------------------------------
                                                     1997           1996                  1997           1996
                                                     ----           ----                  ----           ----
REVENUES:
  Fee-for-service, net                              $  9,305       $  7,670            $  27,364      $  24,831
  Prepaid healthcare, net                              2,355          2,092                6,675          5,437
                                                 -----------    -----------           ----------     ----------
          Net revenues                                11,660          9,762               34,039         30,268

  Less- Provider compensation and benefits             2,594          2,843                7,474          8,552
                                                 -----------    -----------           ----------     ----------
          Net revenue less provider
            compensation and benefits                  9,066          6,919               26,565         21,716
                                                 -----------    -----------           ----------     ----------
OPERATING EXPENSES:
  Clinic salaries, wages and benefits                  3,649          3,769               11,078         10,020
  Purchased medical services                           1,180          1,193                3,579          2,960
  Medical and office supplies                          1,693          1,263                4,679          3,937
  General and administrative expenses                    954            650                2,783          2,555
  Provision for uncollectible accounts                   384            209                1,094            767
  Depreciation and amortization                          294            442                  882            851
  Rent and lease expense                                 345            282                1,003            804
                                                 -----------    -----------           ----------     ----------
          Total operating expenses                     8,499          7,808               25,098         21,894
                                                 -----------    -----------           ----------     ----------
          Operating income (loss)                        567          (889)                1,467           (178)

OTHER INCOME (EXPENSE):
  Interest income                                          5             25                   21             94
  Interest expense                                      (78)          (134)                 (287)          (336)
  Management fee                                       (494)              -               (1,247)             -
                                                 -----------    -----------           ----------     ----------
Net loss before benefit for income taxes                   -          (998)                  (46)          (420)

BENEFIT FOR INCOME TAXES                                   -          (477)                    -           (246)
                                                 -----------    -----------           ----------     ----------
NET LOSS                                                $  -       $  (521)               $  (46)       $  (174)
                                                 -----------    -----------           ----------     ----------
                                                 -----------    -----------           ----------     ----------
LOSS PER SHARE                                          $  -      $  (9,303.57)        $ (807.02)   $ (3,107.14)
                                                 -----------    -----------           ----------     ----------
                                                 -----------    -----------           ----------     ----------

WEIGHTED AVERAGE SHARES OUTSTANDING                       59             56                   57             56
                                                 -----------    -----------           ----------     ----------
                                                 -----------    -----------           ----------     ----------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           MEDFORD CLINIC, P.C.

                         STATEMENTS OF CASH FLOWS

      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
              (All dollar amounts are expressed in thousands)
                               (Unaudited)

                                                      Three months ended September 30,    Nine months ended September 30,
                                                      --------------------------------    -------------------------------
                                                           1997           1996                  1997           1996
                                                           ----           ----                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   -         $  (521)               $  (46)          (174)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities-

      Depreciation and amortization                          -             442                    98            851
      Deferred Taxes                                         -             (73)                    -           (243)
      Changes in operating assets and liabilities
        (excluding assets and liabilities assigned
          to Physician Partners, Inc.):
        Patient accounts receivable, net                     -             (47)                  (44)          (266)
        Healthcare receivables                               -            (149)                   95            (81)
        PPI allocation receivable                            -            (485)                    -           (485)
        Inventory                                            -               2                     -             34
        Prepaid expenses and deposits                      (46)            224                  (674)           443
        Other assets                                         -             (21)                   18             16
        Drafts payable                                       -               -                  (529)             -
        Accounts payable                                     -             573                  (181)           919
        Payable to PPI                                      46               -                   641              -
        Income taxes payable                                 -            (398)                    -             25
        Accrued healthcare costs                             -              71                   (13)           115
        Accrued compensation and related expenses            -             867                   461          1,179
        Other liabilities                                    -            (250)                    -           (189)
        Deferred compensation and long-term
          liabilities                                        -             619                    29            616
                                                    -----------     -----------           -----------    -----------
        Net cash provided by (used in)
          operating activities                               -             854                  (145)         2,761

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                 -            (383)                  (21)        (1,114)
  Purchases of investments                                   -               -                     -            (37)

          Net cash used in investing activities              -            (383)                  (21)        (1,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from borrowings under line
    of credit agreement                                      -               -                   300             -
  Principal payments on long-term debt                       -            (236)                  (81)          (695)
  Cash contributed to Physician Partners, Inc. in
      Merger                                                 -               -                  (200             -
  Costs incurred related to Physician Partners, Inc.
      Transaction                                            -            (443)                  (53)          (635)
                                                      -----------    -----------          -----------    -----------
          Net cash used in financing activities              -            (679)                  (34)        (1,330)
                                                      -----------     -----------           -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             -            (208)                 (200)           280

CASH AND CASH EQUIVALENTS, beginning of period               1           1,086                   201            598
                                                      -----------    -----------          -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                  $  1          $  878                  $  1         $  878
                                                      -----------    -----------          -----------    -----------
                                                      -----------    -----------          -----------    -----------
     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           MEDFORD CLINIC, P.C.

                         STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (CONTINUED)
              (All dollar amounts are expressed in thousands)
                              (Unaudited)

                                                         Three months                           Nine months
                                                      ended September 30,                   ended September 30,
                                                      -------------------                   --------------------
                                                         1997       1996                    1997           1996
                                                         ----       ----                    ----           ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                  $80        $104                   $286           $325
  Cash paid for income tax                                  -           -                      -              -


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In February 1997, Medford assigned all assets and liabilities to Physician Partners, Inc. as part of the reorganization and merger transaction. The book value of Medford's assets and liabilities, including $200 cash, at the date of the transaction are presented below:


       Current assets                        $  7,300
       Property, plant and equipment            5,625
       Other long-term assets                     603
       Current liabilities                      7,974
       Long-term liabilities                    4,811
       Contributed equity                         743


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           MEDFORD CLINIC, P.C.

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS

         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


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

The accompanying financial statements reflect the assets and liabilities as of December 31, 1996 and results of operations for the three and nine months ended September 30, 1996 for the Medford Clinic, P.C. prior to the reorganization transaction ("Old Medford"). The Statement of Operations and Cash Flows for the three and nine month period ended September 30, 1997, include the results of operations for Old Medford from January 1 to January 31, 1997. The remainder of the period represents the operations of Medford Clinic, P.C. ("New PC") subsequent to the effective date of the reorganization transaction, February 1, 1997.

These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Medford's special filing under Form 10-K for the year ended December 31, 1996.

2.   REORGANIZATION AND MERGER AGREEMENT:

On February 1, 1997, certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis," and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "Old PCs"), and Physician Partners, Inc. ("PPI"), were consummated. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization (the "New PC Reorganization") of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary (a "New PC"), (ii) transferring to the New PC certain assets and liabilities (including physician employment agreements) relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40-year management agreement (the "Management Agreement") with PPI and (b) a merger (the "Merger") with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of the Old PCs. Medford is the New PC incorporated by the Old Medford prior to the Merger pursuant to the Reorganization and Merger Agreement.

The Transactions resulted in a separation of operations of Old Medford between medical professional services activities (i.e., providers of medical services), which were transferred to Medford prior to the Merger in the New PC Reorganization, and the physician practice management activities of the business, which were transferred to PPI in the Merger. In the Merger, PPI succeeded to the ownership of substantially all of the assets and liabilities of the three Old PCs, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, payables, accruals, debt, and certain contractual commitments. As consideration, the shareholders of the Old PCs received stock of PPI.

Under the Management Agreement, PPI provides physician practice management services to Medford. Services provided include management and administrative services; capital resources, facilities, equipment and supplies are also provided by PPI under the Management Agreement. As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses
("Manager's Expenses") incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by Medford less (ii) Manager's Expenses. In the accompanying financial statements, the reimbursement of Manager's Expenses are identified by the various types of expenses. Medford is responsible for providing medical services and the related costs for compensation and benefits to the providers employed thereby.

The parties to the Transactions have received an opinion from tax counsel that for federal income tax purposes, it is more likely than not that the Merger will be a tax-free transaction. No opinion was requested from tax counsel with respect to the New PC Reorganization. If the Internal Revenue service ("IRS") or tax court were to determine that the Merger was not tax free, there would be significant adverse tax consequence to the parties to the Transactions and their respective shareholders. No ruling was requested from the Internal Revenue Service regarding the tax consequences of the Merger or the New PC Reorganization.

In connection with the Transactions, the three Old PCs entered into an expense sharing agreement, which establishes the basis upon which certain costs incurred in connection with the Transactions are to be allocated among the three Old PCs. Medford and other New PCs have assumed the obligations of their respective Old PCs under the expense sharing agreement. Medford's share of such costs are reflected as a charge to retained earnings.

3.    INCOME TAXES:

As of September 30, 1997 the net income before provision for income taxes represents the results of operations for Old Medford from January 1 to January 31, 1997. The valuation reserve against the deferred tax assets was reversed in an amount equal to the current tax benefit, resulting in no tax benefit being reflected in the 1997 Statement of Operations. The operations of the New PC for the remainder of the period have resulted in no net income and accordingly, no current tax expense is necessary.

4.    EARNINGS PER SHARE:

All share and per share data have been retroactively restated to give effect to the recapitalization resulting from the Transactions.

5.    EQUITY ROLLFORWARD:

The Transactions resulted in Old Medford's Common Stock being converted into the right to receive PPI Common Stock in the Merger. In addition, as a result of the Merger, PPI succeeded to the ownership of Old Medford's equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes some forward-looking statements that involve a number of risks and uncertainties. Actual results may differ materially from historical results or from the results discussed in such forward-looking statements or outcomes otherwise currently expected or sought by Medford.

OVERVIEW

Medford, an Oregon professional service corporation, is a primary-care based, multi-specialty medical clinic. Medford was formed in 1997 pursuant to certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis," and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "Old PCs"), and Physician Partners, Inc. ("PPI"). Old Medford was formed in 1946. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected
(a) a reorganization (the "New PC Reorganization") of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary ( a "New PC"), (ii) transferring to the New PC certain assets and liabilities (including physician employment agreements) relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40-year management agreement (the "Management Agreement") with PPI and (b) a merger (the "Merger") with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of the Old PCs.

Medford consists of 76 professional providers who offer a wide range of primary and specialty care services. In addition, Medford offers ancillary services such as radiology, pharmacy, and laboratory. Medford also provides clinical dialysis services through its Rogue Valley Dialysis Services division. Medford's operations are located in Southern Oregon.

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

To increase revenue, Medford is working with PPI to recruit additional physicians and merge other physician groups in the area into their clinic. PPI is working with Medford on initiatives to reduce the Manager's Expenses of Medford (which are paid by PPI and reimbursed by Medford) and increase revenues.

RESULTS OF OPERATIONS

Net fee-for-service revenue increased from $7.7 million for the third quarter of 1996 to $9.3 million for the third quarter of 1997, an increase of $1.6 million, and from $24.8 million to $27.4 million for the first nine months of 1996 compared to the first nine months of 1997, an increase of $2.6 million. The increases in 1997 are due to the addition of providers in late 1996 who are at higher production levels in 1997. Prepaid healthcare revenue increased $.3 million from $2.1 million for the third quarter of 1996 to $2.4 million for the third quarter of 1997 and increased $1.3 million from $5.4 million to $6.7 million for the first nine months of 1996 compared to 1997. The increases in prepaid healthcare revenue are due to an increase in managed care lives and an increase in the capitation rate for the Oregon Health Plan contract. Management is negotiating the 1998 managed care contracts and anticipates improvement over 1997. In the fourth quarter, Medford will receive a $.3 million one time payment from PPI which may be offset against the payable to PPI.

Total operating expenses increased $.7 million from $7.8 million for the third quarter of 1996 to $8.5 million for the third quarter of 1997 and increased $3.2 million, from $21.9 million for the first nine months of 1996 to $25.1 million for the first nine months of 1997. Clinic salaries, wages and benefits increased $1.1 million for the first nine months of 1997 due to an increase in employees to support the addition of ten providers in the last half of 1996. Purchased medical services increased $.6 million for the first nine months of 1997 due to an increase in capitated lives and increased PMPM costs on certain plans. Medical and office supplies increased $.7 million and $.4 million during the first nine months of 1997 compared to 1996 and third quarter 1997 compared to 1996, respectively, due to higher production levels and higher usage of oncology drugs. General and administrative expenses increased $.3 million in the third quarter 1997 compared to 1996 due to special consulting projects completed in 1997.

The management fee of $.5 million for the third quarter 1997 and $1.2 million for the first nine months of 1997 was paid to PPI in accordance with the Management Agreement. There was no such management fee in 1996 as the Management Agreement was not effective until February 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the Transactions, PPI succeeded to the ownership of substantially all assets and liabilities of Old Medford and PPI assumed all financing activities relating to the working capital needs of Medford. Per the Management Agreement, PPI will purchase the necessary capital equipment to support Medford's operations.

                             MEDFORD CLINIC, P.C.
                         PART II -- OTHER INFORMATION


ITEM 1:  Legal Proceddings

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

              None

                             MEDFORD CLINIC, P.C.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MEDFORD CLINIC, P.C.

                                  (Registrant)


Date: November 13, 1997                By: /s/ STEPHEN J. SCHNUGG, M.D.
                                           ----------------------------
                                           Stephen J. Schnugg, M.D.
                                           President


Date: November 13, 1997                By: /s/ VICKI S. WAGNER
                                           ----------------------------
                                           Vicki S. Wagner
                                           Chief Financial Officer and
                                            Treasurer