Form 10-K405
period 1997-12-31
PHYSICIAN PARTNERS MEDFORD PC
filed 1998-03-31
CIK 1029815

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                ------------------------------------------------
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________________ TO ________________________

                       Commission File Number 333-15595-03

                              MEDFORD CLINIC, P.C.
                   FORMERLY "PHYSICIAN PARTNERS MEDFORD, P.C."

             (Exact name of registrant as specified in its charter)

         Oregon                                        93-1221063
     -------------                                   -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


555 Black Oak Drive
Medford, Oregon                                           97054
---------------------------------------              -------------------
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code:

                                 (541) 734-3601

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None
--------------------------------------------------------------------------------
(Title of Class)


None
--------------------------------------------------------------------------------
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [ X ]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of the Registrant's Common Stock outstanding as of March 30, 1998 was 60.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS


                                                                                                     PAGE

                                               PART I

Item 1:    Business                                                                                    3
Item 2:    Properties                                                                                  8
Item 3:    Legal Proceedings                                                                           8
Item 4:    Submission of Matters to a Vote of Security Holders                                         8

                                               PART II

Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters                       9
Item 6:    Selected Financial Data                                                                     9
Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations      10
Item 8:    Financial Statements and Supplementary Data
Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       15

                                              PART III

Item 10:   Directors and Executive Officers of the Registrant                                         15
Item 11:   Executive Compensation                                                                     16
Item 12:   Security Ownership of Certain Beneficial Owners and Management                             17
Item 13:   Certain Relationships and Related Transactions                                             17

                                               PART IV

Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                           18

                                               PART I

ITEM 1: BUSINESS

OVERVIEW

The Medford Clinic, P.C. ("Medford" or "Company"), an Oregon Professional corporation, is a multi-specialty medical clinic which emphasizes internal medicine and family medicine. Medford was founded in 1997 pursuant to certain reorganization and merger transactions ("Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger (the "Reorganization and Merger Agreement") among Medford Clinic P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic P.C. ("Old Corvallis"), and, together with Old Corvallis and Old HealthFirst, referred to herein, collectively as "Old PCs", and Physician Partners, Inc. ("PPI"). Old Medford was founded in 1946.

This transaction, which was consummated on February 1, 1997, resulted in a separation of operations of the Old PCs between medical professional services activities (i.e., providers of medical services) and the physician practice management activities of the business. The professional services activities were spun off into newly formed professional corporations (New PCs). Medford is one of the New PCs. The physician practice management business, along with substantially all of the assets and liabilities of the New PCs, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, other assets, payables, accruals, debt, and certain contractual commitments were transferred to PPI. The New PCs are responsible for providing medical services and the related costs for provider compensation and benefits. The assets transferred to the New PCs, which had zero carrying value, include the employment agreements between each Company and its providers, certain provider contracts under which the New PCs will be receiving fee-for-service compensation and patient medical records.

An integral part of the reorganization is a 40-year management agreement ("Management Agreement") whereby PPI provides physician practice management services to the New PCs. Services to be provided include management and administrative services, capital resources, facilities, equipment and supplies. Other benefits of the Merger include a greater access to capital, economies of scale provided by the consolidated operations of the Old PCs, and shared strengths of management expertise. As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses (Manager's Expenses) incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by the New PCs less (ii) Manager's Expenses.

The management structure between PPI and Medford enables Medford to retain significant control over its own operation and strategic direction. Specifically, Medford retains its own physician board of directors. The function of the physician board includes:

        (i)     determining and managing physician compensation methodologies;

        (ii) employing and reviewing (with the assistance of PPI's Chief Medical Officer) the performance of its Medical Director and compensation for and appointment of physician managers;

        (iii)   dealing with individual physician quality and behavioral issues;

        (iv) approving all growth and acquisitions by being the only body which can approve employment of physicians of the Company; and

        (v) appointing three members to the Joint Management Board of Directors and designating its Medical Director as an ex officio member.

Subject to the rights of the Company's physician board, the business of Medford is governed by the Joint Management Board. The Joint Management Board is designed to represent equally the clinical and physician perspective and the management and business perspective. The Joint Management Board consists of six members, with three members appointed by Medford (physician members of the Medford Board) and three members appointed by PPI (one of whom must be a local PPI group practice administrator). The Medical Director of Medford serves as a seventh ex officio, non-voting member of the Joint Management Board. The Joint Management Board provides local expertise and develops and approves all submissions to PPI regarding Medford's growth, annual budgets, payor relations, local strategic initiatives and capital improvements.

GENERAL

Medford is a multi-specialty group providing professional health care services on both a prepaid and fee-for-service basis. PPI contracts directly with health plans and preferred provider organizations ("PPOs") to provide medical services to enrollees who have selected Medford physicians as their primary care provider on behalf of Medford. Through contracts with various health plans, Medford physicians were responsible for the health care of approximately 26,000 health plan members as of December 31, 1997.

Medford has grown through a combination of acquisitions of medical practices that complement its services and recruitment of individual associate physicians in need of practice areas. In order for Medford to provide its patients with the necessary specialty services, Medford contracts with providers of such specialties that Medford physicians do not practice.

In 1993, Old Medford acquired all of the interest in Rogue Valley Medical Center ("RVMC") in an entity called Rogue Valley Dialysis Center ("RVDC"), a joint venture that was organized by Old Medford and RVMC in 1987. The joint venture with RVMC was terminated effective July 1, 1993, and Old Medford acquired RVMC's share of the assets in the joint venture. Medford currently operates the RVDC center under the name Rogue Valley Dialysis Services ("RVDS"). After the Merger, PPI succeeded to financial liabilities associated with the acquisition of the RVDS center.

Medford also operates another dialysis center under the name "Redwood Dialysis Center" and manages dialysis units and provides dialysis services at three local hospitals (Providence Medford Medical Center and RVMC in Medford, Oregon, and Merle West Medical Center in Klamath Falls, Oregon.)

In addition, Medford is the sole member of Medford Clinic Foundation, an Oregon nonprofit corporation (the "Foundation"). The Foundation was organized in 1979. In February 1980, the Foundation obtained from the Internal Revenue Service a determination of federal tax-exempt status as a Section 501(c)(3) organization which is not a private foundation. The Foundation generally engages in raising funds that are distributed to individuals or entities whose grant proposals are approved. All grants must be used for worthy purposes that benefit the Medford community.

Under capitated contracts, Medford is paid a fixed fee per covered life on a monthly basis throughout the contract period. Under such agreements, the Company is responsible for providing or arranging for the provision of covered benefits to the applicable health maintenance organization ("HMO") member. Medford provides services on a prepaid basis to PacificCare, Secure Horizons and Oregon Health Plan patients. Enrollment is categorized as "commercial" for enrollees under the age of 65 whose health coverage is generally sponsored by employers or "senior" for retired patients. Higher capitation rates are generally received from senior patients because their medical needs are generally greater and consequently the cost of covered care is higher. In the years ending 1995, 1996 and 1997, $5.0 million, $7.0 million and $9.9 million, respectively, of net patient revenues came from prepaid or capitated patients.

While Medford obtains a significant and growing portion of its revenues from managed care programs, its main source of income is the result of a more traditional form of business. Medford is a Medicare provider and receives fee-for-service payments from a significant percentage of patients and traditional indemnity insurers. In the years ending 1995, 1996 and 1997, $33.9 million, $33.4 million and $37.2 million, respectively, of net patient revenues came from PPOs, other contractual relationships, individuals or private insurance carriers (fee-for-service).

The following table indicates the percentage of payor mix of the Company's aggregate net clinic revenue earned by Medford:

PAYOR                                       1995        1996         1997
-----                                       ----        ----         ----
Fee-For-Service:
     Commercial and Private                 58%          55%          51%
     Medicare                               27%          27%          26%
     Medicaid                                2%           1%           2%
Prepaid (1)                                 13%          17%          21%

(1) Includes enrollees under Commercial, Medicare and Medicaid programs


SERVICES

Medford offers a wide range of primary and specialty physician care and ancillary services through an organized physician group. Approximately 40% of the Company's physicians are primary care providers and approximately 60% practice various medical and surgical specialties. The primary care physicians are those concentrating in family practice, general internal medicine, and pediatrics. Medford also provides services, such as hemodialysis and chemotherapy, through local hospitals. At certain locations, Medford operates centers for ambulatory surgery, urgent care, cancer management, hemodialysis and allergy treatment.

The following professional services are offered by Medford:

          Allergy and Asthma                     Obstetrics
          Cardiology                             Oncology and Hematology
          Dermatology                            Orthopedics
          Endocrinlogy                           Otolaryngology
          Family Practice                        Pediatrics
          Gastroenterology                       Podiatry
          Gynecology                             Rheumatology
          Infectious Disease                     Surgery- General and Vascular
          Internal Medicine                      Urgent Care
          Nephrology                             Urology



Furthermore, Medford has numerous provider arrangements in the community so that it can offer additional services to patients covered under capitated contracts. In addition to medical services, Medford offers a number of ancillary services within its offices such as radiology, pharmacy, and laboratory. Medford also provides clinical dialysis services through its Rogue Valley Dialysis Services division.


BUSINESS STRATEGY

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

To increase revenue, Medford has been working with PPI to recruit additional physicians and merge other physician groups in the area into their clinic. PPI is working with Medford on initiatives to reduce the Manager's Expenses of Medford (which are paid by PPI and reimbursed by Medford) through regional purchasing and insurance contracts, and through the consolidation of various services.

GOVERNMENT REGULATION

Medford is subject to federal and state laws regulating the relationships among providers of health care services, physicians and other clinicians. These laws include the fraud and abuse provisions of the Medicare and Medicaid statutes, which prohibit the solicitation, payment, receipt or offering of any direct or indirect remuneration for the referral of Medicare or Medicaid patients or for the recommending, leasing, arranging, ordering or purchasing of Medicare or Medicaid covered services. Other laws impose significant penalties for false or improper billings for physician services and impose restrictions on physician referrals for designated health services to entities with which they have financial relationships. Violations of those laws may result in substantial civil or criminal penalties for individuals or entities, including large civil money penalties and exclusion from participation in the Medicare and Medicaid programs. Significant laws applicable to the health care industry generally are described in more detail below.

Fraud and Abuse Laws
Certain provisions of the Social Security Act, commonly referred to as the "Anti-Kickback Statute," prohibit the offer, payment, solicitation, or receipt of any form of remuneration in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. In recent years, there has been increasing scrutiny by law enforcement authorities, the United States Department of Health and Human Services, various state agencies, the federal and state courts and Congress, of financial arrangements between health care providers and potential sources of patient referrals to ensure that such arrangements are not disguised mechanisms to pay for patient referrals. The Anti-Kickback Statute is broad in scope and interpretations by various courts have been ambiguous or conflicting in certain respects. To the extent PPI is deemed to be either a referral source or a separate provider under the New PC Management Agreement that is in a position to influence referrals to or from physicians, the financial arrangements under these agreements could be subject to scrutiny and prosecution under the Anti-Kickback Statute.

Physician Self-Referral Law
Significant prohibitions against physician self-referrals for services covered by Medicare and Medicaid programs were enacted, subject to certain exceptions, by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as Stark II, amended prior physician self-referral legislation known as Stark I (which applied only to clinical laboratory referrals) by enlarging the list of services and investment interests to which the self-referral prohibitions apply. Effective January 1, 1995, Stark II prohibits a physician, or a member of his or her immediate family, from making referrals for certain "Designated Health Services" to entities in which the physician has an ownership or investment interest, or with which the physician has a compensation arrangement. In addition to the conduct directly prohibited by the law, the statute also prohibits schemes that are designed to obtain referrals indirectly that cannot be made directly. The penalties for violating the law include (i) a refund of any Medicare or Medicaid payments for services that resulted from an unlawful referral, (ii) civil fines, and (iii) exclusion from the Medicare and Medicaid programs. "Designated Health Services" include, among other things, clinical laboratory services, radiology and other diagnostic services, radiation therapy services, durable medical equipment, prosthetics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. Stark II prohibitions include referrals within the physician's own group practice (unless the practice satisfies the "in-office ancillary services" exception) and referrals in connection with physicians' employment arrangements (unless the arrangement satisfies the "in-office ancillary services" or "employment" exceptions). In addition, Stark II applies to indirect financial arrangements. To the extent physicians managed by the Company are determined to have an indirect financial relationship with physicians in separate practices which are managed by the Company, absent a Stark II exception, referrals for Designated Health Services between physicians in different practices could be prohibited. Stark II also prohibits billing the Medicare or Medicaid programs for services rendered in conjunction with prohibited referrals. Noncompliance with, or violation of, Stark II can result in exclusion from the Medicare and Medicaid programs and civil penalties. The Company believes that its operations and those of PPI and other New PCs as presently conducted do not pose a material risk of liability under Stark II, primarily because PPI does not currently provide "Designated Health Services." Nevertheless, there can be no assurance that Stark II will not be interpreted or hereafter amended in a manner that has a material adverse effect on the Company's or PPI's operations as presently conducted.

In this regard, on January 9, 1998, the Health Care Financial Administration published proposed regulations interpreting the scope and refining the application of the Stark II law. These regulations provide, in the case of Designated Health Services provided by a "group practice," that the overhead expenses and income from such group practice must be distributed according to methods that indicate that the practice is a unified business and not based on each satellite office operating as if it were a separate enterprise. Only "group practices" as defined by Stark II can utilize the general exception under the law for "in-office ancillary services." There can be no assurance that the distribution methodology of the Company and other New PCs will meet the unified business requirement or that each of the Company and other New PCs otherwise will be deemed to be a "group practice" if challenged. A determination that sharing of overhead expenses and income by the Company and other New PCs does not comply with Stark II or failure to satisfy any other criteria necessary to qualify for the "in-office ancillary services" exception to the Stark II prohibition would preclude physcian owners of the Company from referring Medicare/Medicaid patients to the Company for Designated Health Services, and could have a material adverse effect on the Company or PPI.

In addition, the proposed regulations contemplate that the issuance to physicians of stock in a company prior to such company being publicly traded may not satisfy the Stark exception for ownership interests in publicly traded companies. Thus, to the extent PPI becomes a provider of Designated Health Services, the Company physicians who have received stock in PPI before it is public may be precluded from them making Medicare/Medicaid referrals to PPI and, under certain circumstances, to other affiliated medical groups, for Designated Health Services, which could have a material adverse impact on the Company and PPI.

Medicare/Medicaid Reimbursement
State and federal civil and criminal statutes impose substantial penalties, including civil and criminal fines and imprisonment, upon health care providers who fraudulently or wrongfully bill governmental or other third-party payors for health care services. The federal law prohibiting false billings allows a private person to bring a civil action in the name of the United States government for violations of its provisions. While management of Medford has attempted to comply with billing requirements, there is no assurance that the Company will not be challenged or scrutinized by governmental authorities. Moreover, Medicare and other reimbursement rules impact the fee structure of medical billing. To the extent Medford's billing arrangements may need to be modified to comply with existing or modified regulations, there could be a material adverse financial effect on the Company.

Oregon Insurance Law
The Oregon Department of Consumer and Business Affairs, Insurance Division (the "Insurance Division"), regulates the transaction of insurance pursuant to the Oregon Insurance Code. Pursuant to Insurance Division Bulletin 96-2 (the "Bulletin") issued in April 1996 by the Oregon Insurance Commissioner, health care providers that are compensated on a capitated basis by a health insurer or health care service contractor ("HCSC") are not required to obtain a certificate of authority to transact insurance if the capitation is internal to a policy of insurance that is delivered by an authorized insurer of HCSC. The Bulletin also states that discounted fee-for-service arrangements with reasonable limits on discounts (i.e., not open-ended discounts) also do not require a certificate of authority. Medford arrangements should fall into these categories and therefore are exempt from regulation as an insurance company. There is no assurance, however, that the position of the Insurance Division will not change in the future.

Proposed Legislation
In addition to current federal regulations, the Clinton Administration and several members of Congress have proposed legislation for comprehensive reforms affecting the payment for and availability of health care services. Aspects of certain such health care proposals, such as reductions in Medicare and Medicaid payments and additional prohibitions on direct or indirect physician ownership of facilities to which they refer patients, if adopted, could have a significant impact on the health care industry. There can be no assurance as to the ultimate content, timing or effect of any health care reform legislation, nor is it possible at this time to estimate the impact of potential legislation on the industry.


COMPETITION

The health care industry is highly competitive. The industry is also subject to continuing changes in the services that are provided and how providers are selected and paid.

Medford operates in the southern Oregon region and northern California and generally provides outpatient services to 30-40% of the outpatient services market. The significant health care competitors in this market are almost exclusively within the community of Medford. Major competitors include the ASANTE Health System, which is comprised of one hospital in the city of Medford, two hospitals in the city of Grants Pass, multiple subsidiaries related to ancillary and support services, and a physician practice known as the Southern Oregon Health Trust.

A significant amount of competition comes from local hospitals. Medford competes directly with the Southern Oregon Health Trust for primary care services in the region. The Southern Oregon Health Trust is managed as a department of the Rogue Valley Medical Center in Medford. Although there is increased competition with the Trust, Medford's primary care base continues to grow in direct response to increasing patient demand. The existence of Southern Oregon Health Trust has apparently not inhibited Medford's growth. Providence Medical Center and a local independent practice association ("IPA") by the name of PrimeCare also compete with the Company. Providence Medical Center owns and operates a primary care medical group and the IPA is composed primarily of specialists.

There can be no assurance that the Company will be able to compete effectively, that additional competitors will not enter the market, or that such competition will not make it more difficult for the Company to maintain its current financial condition.

EMPLOYEES

Provider Employees
As of December 31, 1997, the Company employed 66 full-time and 2 part-time physicians. Medford physicians initially serve one-year associate employment contracts. These contracts offer a specified guaranteed salary and an incentive bonus. At the end of the associate year, the physician becomes eligible to become a shareholder. A rigorous peer review is completed prior to the offering of shareholder status. The transition must be approved by both the individual physician and a 70% vote of the shareholders. In addition, the Company employs 7 nurse practitioners.

Non-Provider Employees
According to the terms of the Reorganization and Merger Agreement, all non-provider staff is employed by PPI.

The Company considers its relations with its employees to be excellent.


INSURANCE

The business of the Company entails an inherent risk of claims of provider professional liability. To protect the Company's overall operations from such potential liabilities, PPI maintains professional liability insurance and general liability insurance on a claims-made basis. Management does not believe professional liability exposure is significant; however, there can be no assurance that a future claim will not exceed the limits of available insurance coverage or that such coverage will continue to be available. PPI carries worker's compensation insurance and maintains multiperil liability, fiduciary liability, employee dishonesty, professional liability, general liability and directors and officers' insurance. The Company believes these types of insurance to be customary and reasonable for a business of its kind.


ITEM 2: PROPERTIES

All assets and liabilities of Old Medford (other than physician-related assets) were transferred to PPI pursuant to the Reorganization and Merger Agreement. PPI is, therefore, responsible for all lease payments on real properties that Medford occupies. Medford then reimburses PPI for all manager's expenses incurred on its behalf.

The Company's main executive office is located at 555 Black Oak Drive in Medford, Oregon and is approximately 60,000 square feet in size. This building occupies the main administrative and clinical facilities. In addition, two other properties are leased for the use of general and administrative purposes. The Company believes these arrangements and the additional locations discussed below are adequate for its current uses and anticipated growth.

Currently, the Company occupies clinics in seven locations in the Medford, Oregon area. Two other properties occupied by the Company, the Redwood Dialysis Center and the Rogue Valley Dialysis Center facilities, are owned by PPI.


ITEM 3: LEGAL PROCEEDINGS

Medford is engaged in the defense of lawsuits arising in the ordinary course and conduct of its business. Medford believes that such actions will not have a material effect on its business.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no public trading market for the Company's common stock.


ITEM 6: SELECTED FINANCIAL DATA

(Thousands of dollars)
                                              1993         1994         1995         1996         1997
                                            --------     --------     --------     --------     --------
STATEMENT OF OPERATIONS DATA:
REVENUES:
 Fee-For-Service, net                       $ 22,805     $ 29,920     $ 33,951     $ 33,445     $ 37,167
 Prepaid Health Care                             269        2,407        5,015        6,996        9,886
                                            --------     --------     --------     --------     --------
 Total Net Revenues                           23,074       32,327       38,966       40,441       47,053
 Less Provider Compensation and Benefits      (7,009)      (9,248)     (11,239)     (12,202)     (11,157)
                                            --------     --------     --------     --------     --------
 Net Revenue less Provider Compensation
   and Benefits                               16,065       23,079       27,727       28,239       35,896

 Total Operating Expenses                     15,805       22,457       26,277       30,198       35,995
 Operating Income (Loss)                         260          622        1,450       (1,959)         (99)
 Other Non-Operating Income (Expenses)          (132)        (297)        (390)        (321)          53
                                            --------     --------     --------     --------     --------
 Income (Loss) Before Taxes                      128          325        1,060       (2,280)         (46)
                                            --------     --------     --------     --------     --------
 Income Tax Expense (Benefit)                     44          133          408         (913)          --
                                            --------     --------     --------     --------     --------
 Net Income (Loss)                          $     84     $    192     $    652     $ (1,367)    $    (46)
                                            ========     ========     ========     ========     ========
BALANCE SHEET DATA:
 Working capital (deficit)                     2,511        2,838        3,053         (368)           1
 Total assets                                 10,969       14,534       15,245       13,641            1
 Long term debt, net                           3,128        5,459        4,932        3,924           --
 Shareholders' equity                          2,322        2,514        3,166          842            1

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion includes some forward-looking statements that involve a number of risks and uncertainties. Actual results may differ materially from historical results or from the results discussed in such forward-looking statements or outcomes otherwise currently expected or sought by Medford.


OVERVIEW

Medford, an Oregon professional service corporation, is a primary-care based, multi-specialty medical clinic. Medford was founded in 1997 pursuant to certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger (the "Reorganization and Merger Agreement") among Old Medford, HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis,") and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "Old PCs", and Physician Partners, Inc. ("PPI"). Old Medford was formed in 1946. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization (the "New PC Reorganization") of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary (a "New PC"), (ii) transferring to the New PC certain assets and liabilities (including physician employment agreements) relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40 year management agreement (the "Management Agreement") with PPI and (b) a merger (the "Merger") with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of the Old PCs.

Medford currently consists of 75 professional providers who offer a wide range of primary and specialty care services. In addition, Medford offers ancillary services such as radiology, pharmacy, and laboratory. Medford also provides clinical dialysis services through its Rogue Valley Dialysis Services division. Medford's operations are located in Southern Oregon.

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

To increase revenue, Medford is working with PPI to recruit additional physicians and merge other physician groups in the area into their clinic. PPI is working with Medford on initiatives to reduce the Manager's Expenses of Medford and increase revenues.

In 1997, PPI began modifying the computer system programming at Medford to process transactions in the year 2000. Anticipated spending for this modification will be expensed as incurred and is not expected to have a significant impact on Medford's ongoing results of operations.

RESULTS OF OPERATIONS

The following table shows the percentage of net revenue represented by various expense categories reflected in the Company's Statement of Operations. The following table represents twelve months ended December 31, 1995, 1996 and 1997.

                                                       December 31,
                                              1995          1996          1997
                                            --------      --------      --------
Net Revenues, less Provider Compensation       100.0%        100.0%        100.0%

Operating Expenses:
    Clinic salaries, wages and benefits         42.7%         47.9%         42.0%
    Purchased medical services                   8.2%         14.8%         13.7%
    Medical and office supplies                 20.1%         20.9%         17.9%
    General and administrative expenses         12.4%         11.9%         10.7%
    Lease and rent expense                       4.2%          4.2%          3.9%
    Provision for uncollectible accounts         3.1%          3.8%          3.8%
    Depreciation and amortization                4.1%          3.4%          3.1%
    Management fee                                --            --           5.2%
                                            --------      --------      --------
       Total operating expenses                 94.8%        106.9%        100.3%
                                            --------      --------      --------
       Operating income                          5.2%         (6.9%)        (0.3%)

Other Income (Expense)
    Other income                                  --            --           0.9%
    Interest income                              0.3%          0.4%          0.2%
    Interest expense                            (1.7%)        (1.5%)        (0.9%)
                                            --------      --------      --------
       Net income (loss) before income           3.8%         (8.0%)        (0.1%)
       taxes
                                            --------      --------      --------
    Income tax expense (benefit)                 1.5%         (3.2%)          --
                                            ========      ========      ========
Net income (loss)                                2.3%         (4.8%)        (0.1%)
                                            ========      ========      ========


Twelve Months ended December 31, 1997 Compared to Twelve Months Ended December 31, 1996

Net Revenues less Provider Compensation increased $7.7 million or 27.3% to $35.9 million in the twelve months ended December 31, 1997 from $28.2 million in the twelve months ended December 31, 1996. Net Revenues less Provider Compensation consists of Fee-for-Service revenue net of contractual discounts and Prepaid Healthcare revenues less Provider Compensation and Benefits. Net Fee-for-Service revenues increased $3.8 million or 11.4% to $37.2 million in 1997 compared to $33.4 million in 1996. Prepaid Healthcare revenues increased $2.9 million or 41.4% to $9.9 million in the twelve months ended December 31, 1997 compared to $7.0 million in 1996. Net Fee-for-Service revenues increased as a result of the addition of several providers in late 1996 who became fully productive in 1997. The increase in Prepaid Healthcare revenues is due to increases in capitation rates, specifically in the Oregon Health Plan. Management has negotiated additional capitation rate increases in the 1998 managed care contracts.

Provider Compensation and Benefits
Provider Compensation and Benefits decreased $1.0 million or 8.2% to $11.2 million in 1997 from $12.2 million in 1996. This decrease was in part due to the introduction of the Management Fee paid to PPI and also the result of the discipline of the Management Agreement which does not allow the Company to over distribute provider compensation, putting the Company in a loss position.

Operating Expenses
The operating expenses of Medford represent the costs incurred by PPI and reimbursed by the Company per the terms of the Management Agreement.

As a percentage of Net Revenues less Provider Compensation, total operating expenses decreased 6.6% in 1997 compared to 1996. Clinic Salaries, Wages and Benefits, which includes the salaries of all non-provider personnel, increased $1.6 million to $15.1 million in 1997 from $13.5 million in 1996. The increase was attributable to the addition of personnel to support the addition of ten new providers in late 1996. As a percentage of Net Revenue less Provider Compensation, Clinic Salaries, Wages and Benefits decreased to 42.0% in 1997 from 47.9% in 1996. This decrease is primarily due to the implementation of an administrative plan to reduce personnel cost per provider.

Purchased Medical Services which include professional and diagnostic services performed by third parties, increased $0.7 million or 16.7% to $4.9 million in the twelve months ended December 31, 1997 from $4.2 million in 1996. The increase is attributable to an expansion of contracted covered services for certain plans and a full twelve months of participation in certain plans. As a percentage of Net Revenue less Provider Compensation and Benefits, Purchased Medical Services decreased to 13.7% in 1997 from 14.8% in 1996. This decrease is due to increases in Prepaid Healthcare Revenues and an improvement in the management of Purchased Medical Services.

Medical and Office Supplies which include pharmaceuticals, medical supplies, office supplies and diagnostic supplies, decreased 3.0% as a percentage of Net Revenues less Provider Compensation from 20.9% in 1996 to 17.9% in 1997. The decrease is due to improved purchasing contracts negotiated by management.

General and Administrative expenses decreased 1.2% as a percentage of Net Revenues less Provider Compensation to 10.7% in 1997 from 11.9% in 1996. The decrease is attributable to various consulting projects completed during 1997.

A management fee of $1.9 million for the twelve months ended December 31, 1997 was paid to PPI in accordance with the Management Agreement. As Medford's results improve, the management fee will increase in direct relation. There was no such management fee in 1996 as the Management Agreement was not effective until February 1, 1997.

Other Income and Expenses
In 1997, other income included a one-time transition payment of $0.3 million from PPI.

Twelve Months Ended December 31, 1996 Compared to Twelve Months Ended December 31, 1995

Net Revenues less Provider Compensation increased $0.5 million or 1.8% to $28.2 million in the twelve months ended December 31, 1996 from $27.7 million in the twelve months ended December 31, 1995. Net Revenues less Provider Compensation consists of both Fee-for-Service revenue net of contractual discounts and Prepaid Healthcare revenues less Provider Compensation and Benefits. Net Fee-for-Service revenues decreased $0.5 million or 1.5% to $33.4 million in the twelve months ended December 31, 1996 compared to $33.9 million in the twelve months ended December 31, 1995. Prepaid Healthcare revenues increased $2.0 million or 40.0% to $7.0 million in the twelve months ended December 31, 1996 compared to $5.0 million in 1995. The decrease in Net Fee-for-Service revenues is mainly attributable to three fewer providers in 1996 compared to 1995. This decrease was partially offset by an increase in provider productivity. The increase in Prepaid Healthcare revenue correlates with an increase in the number of capitated lives and expansion of contracted services over the year ended December 31, 1996 compared to 1995.

Provider Compensation and Benefits
Provider Compensation and Benefits increased $1.0 million or 8.9% to $12.2 million in the twelve months ended December 31, 1996 from $11.2 million in 1995. The increase is due to the addition of ten providers in late 1996.

Operating Expenses
Total operating expenses, as a percentage of Net Revenue less Provider Compensation increased 12.1% to 106.9% in the twelve months ended December 31, 1996 compared to 94.8% in the twelve months ended December 31, 1995. Clinic Salaries, Wages and Benefits increased $1.7 million or 14.4% to $13.5 million in the twelve months ended December 31, 1996 from $11.8 million in 1995. As a percentage of Net Revenues less Provider Compensation, Clinic Salaries, Wages and Benefits increased to 47.9% in 1996 from 42.7% in 1995. The increase was attributable to the addition of staff which was required to support increased provider productivity, a planned 7% increase in salaries and benefits, and a staff bonus.

Purchased Medical Services which include professional and diagnostic services performed by third parties, increased $1.9 million or 82.6% to $4.2 million in the twelve months ended December 31, 1996 from $2.3 million in 1995. As a percentage of Net Revenue less Provider Compensation and Benefits, Purchased Medical Services increased to 14.8% in 1996 from 8.2% in 1995. This growth is attributable to an increase in prepaid health care revenue and contractual changes with regard to services covered. The majority of these newly covered services were purchased from outside providers.


LIQUIDITY AND CAPITAL RESOURCES

As a result of the Transactions, PPI succeeded to the ownership of substantially all assets and liabilities and PPI assumed all financing activities relating to the working capital needs of Medford. Per the Management Agreement, PPI will purchase the necessary capital equipment to support Medford's operations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             MEDFORD CLINIC, P.C.

                             FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1996 AND 1997
                             TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Medford Clinic, P.C.:

We have audited the accompanying balance sheets of Medford Clinic, P.C. (an Oregon professional service corporation) as of December 31, 1996 and 1997, and the related statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of Medford's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medford Clinic, P.C. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                          ARTHUR ANDERSEN LLP


Portland, Oregon,
  February 13, 1998

                              MEDFORD CLINIC, P.C.

                BALANCE SHEETS - AS OF DECEMBER 31, 1996 AND 1997

                 (All dollar amounts are expressed in thousands)


                                     ASSETS

                                                                                         1996     1997
                                                                                         ----     ----
CURRENT ASSETS:
  Cash and cash equivalents                                                             $   201   $  1
  Patient accounts receivable, net of allowances for contractual discounts
    and uncollectible accounts of $3,430 at December 31, 1996                             6,124      -
  Healthcare receivables                                                                    487      -
  Inventories of drugs and supplies                                                         203      -
  Prepaid expenses and deposits                                                             304      -
  Restricted investments                                                                    250      -
                                                                                        -------   ----
          Total current assets                                                            7,569      1
                                                                                        -------   ----
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $5,303 at
  December 31, 1996                                                                       5,701      -
                                                                                        -------   ----
LONG-TERM DEFERRED TAX ASSET                                                                 77      -
                                                                                        -------   ----
OTHER ASSETS:
  Restricted investments                                                                    250      -
  Other                                                                                      44      -
                                                                                        -------   ----
          Total other assets                                                                294      -
                                                                                        -------   ----
          Total assets                                                                  $13,641   $  1
                                                                                        =======   ====

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                     $ 1,004   $  -
  Drafts payable                                                                            530      -
  Accounts payable                                                                        1,306      -
  Income taxes payable                                                                        5      -
  Accrued healthcare costs                                                                1,027      -
  Accrued compensation and related expenses                                               2,497      -
  Current deferred tax liability                                                          1,568      -
          Total current liabilities                                                     -------   ----
                                                                                          7,937      -
LONG-TERM DEBT, net of current portion                                                  -------   ----
                                                                                          3,924      -
DEFERRED COMPENSATION AND OTHER LONG-TERM LIABILITIES                                   -------   ----
                                                                                            938      -
COMMITMENTS AND CONTINGENCIES                                                           -------   ----

STOCKHOLDERS' EQUITY:
  Common stock-
    $10 stated value; 500 shares authorized; 57 and 0 shares outstanding at
      December 31, 1996 and 1997,respectively                                                 1      -
    No par value; 500 shares authorized, 0 and 61 shares outstanding
      at December 31, 1996 and 1997, respectively                                             -      1
  Additional paid-in capital                                                                  1      -
  Retained earnings                                                                         840      -
                                                                                        -------   ----
          Total stockholders' equity                                                        842      1
                                                                                        -------   ----
          Total liabilities and stockholders' equity                                    $13,641   $  1
                                                                                        =======   ====


      The accompanying notes are an integral part of these balance sheets.

                              MEDFORD CLINIC, P.C.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

   (All dollar amounts are expressed in thousands, except earnings per share)



                                                                  1995           1996          1997
                                                                -------         -------       -------
REVENUES:
  Fee-for-service, net                                          $33,951         $33,445       $37,167
  Prepaid healthcare                                              5,015           6,996         9,886
                                                                -------         -------       -------
          Net revenues                                           38,966          40,441        47,053

  Less- Provider compensation and benefits                       11,239          12,202        11,157
                                                                -------         -------       -------
          Net revenue less provider compensation
            and benefits                                         27,727          28,239        35,896
                                                                -------         -------       -------
OPERATING EXPENSES:
  Clinic salaries, wages and benefits                            11,838          13,543        15,063
  Purchased medical services                                      2,283           4,174         4,920
  Medical and office supplies                                     5,578           5,909         6,431
  General and administrative expenses                             3,446           3,362         3,844
  Provision for uncollectible accounts                              868           1,069         1,349
  Depreciation and amortization                                   1,125             966         1,108
  Rent and lease expense                                          1,139           1,175         1,389
  Management fee                                                      -               -         1,891
                                                                -------         -------       -------
          Total operating expenses                               26,277          30,198        35,995
                                                                -------         -------       -------
          Operating income (loss)                                 1,450          (1,959)          (99)

OTHER INCOME (EXPENSE):
  Interest income                                                    97             104            56
  Interest expense                                                 (487)           (425)         (334)
  Other                                                               -               -           331
                                                                -------         -------       -------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
  INCOME TAXES                                                    1,060          (2,280)          (46)

PROVISION (BENEFIT) FOR INCOME TAXES                                408            (913)            -
                                                                -------         -------       -------
NET INCOME (LOSS)                                               $   652         $(1,367)      $   (46)
                                                                =======         =======       =======

EARNINGS PER SHARE                                            $11,642.86    $(24,410.71)    $(807.02)
                                                             ==========     ===========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING                               56             56             57
                                                                  ==             ==             ==


        The accompanying notes are an integral part of these statements.

                              MEDFORD CLINIC, P.C.


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                 (All dollar amounts are expressed in thousands)


                                                                           1995       1996     1997
                                                                          -------     -------  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $   652     $(1,367) $  (46)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities-
      Depreciation and amortization                                         1,125         966      98
      Deferred taxes                                                          347        (893)      -
      Changes in operating assets and liabilities:
        Patient accounts receivable, net                                      426         557     (44)
        Healthcare receivables                                                225          41      95
        Inventories of drugs and supplies                                     (62)         87       -
        Prepaid expenses and deposits                                        (235)        198     (33)
        Other assets                                                          (34)         29      18
        Drafts payable                                                          -         530    (529)
        Accounts payable                                                      (56)        887    (181)
        Income taxes payable                                                   25         (20)      -
        Accrued healthcare costs                                              380         541     (13)
        Accrued compensation and related expenses                             129         406     461
        Other liabilities                                                     (14)       (189)      -
        Deferred compensation and other long-term
          liabilities                                                         (27)        339      29
                                                                          -------     -------  ------
          Net cash provided by (used in) operating
            activities                                                      2,881       2,112    (145)
                                                                          -------     -------  ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                 (865)     (1,324)    (21)
  Purchases of restricted investments                                      (1,207)       (293)      -
  Proceeds from sale of short-term investments                                  -       1,000       -
                                                                          -------     -------  ------
          Net cash used in investing activities                            (2,072)       (617)    (21)
                                                                          -------     -------  ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under line of credit agreement                       -           -     300
  Repayments under line of credit agreement                                  (350)          -       -
  Proceeds from issuance of long-term debt                                    467           -       -
  Principal repayments of long-term debt                                     (743)       (935)    (82)
  Payments for redemption of common stock                                       -         (17)      -
  Proceeds from issuance of common stock                                        -           -       1
  Cash contributed for Physician Partners, Inc. in merger                       -           -    (200)
  Costs incurred related to Physician Partners, Inc.
    transaction                                                                 -        (940)    (53)
                                                                          -------     -------  ------
          Net cash used in financing activities                              (626)     (1,892)    (34)
                                                                          -------     -------  ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              183        (397)   (200)

CASH AND CASH EQUIVALENTS, beginning of year                                  415         598     201
                                                                          -------     -------  ------
CASH AND CASH EQUIVALENTS, end of year                                    $   598     $   201  $    1
                                                                          =======     =======  ======

                              MEDFORD CLINIC, P.C.

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                 (All dollar amounts are expressed in thousands)


                                                                           1995       1996     1997
                                                                           -----      -----    ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                    $492       $424    $330
  Cash paid for income taxes                                                  36         19       -

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  In February 1997, Medford assigned all assets and liabilities to Physician
    Partners, Inc. as part of the reorganization and merger transaction. The book value of Medford's assets and liabilities, including $200 cash, at the date of the transaction are presented below:

      Current assets                                        $7,300
      Property, plant and equipment                          5,625
      Other long-term assets                                   603
      Current liabilities                                    7,974
      Long-term liabilities                                  4,811
      Contributed equity                                       743


        The accompanying notes are an integral part of these statements.

                              MEDFORD CLINIC, P.C.


                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                 (All dollar amounts are expressed in thousands)


                                          Common Stock
                                  -----------------------------
                                                     $10 Stated
                                 No Par Value          Value
                                --------------     --------------
                               Number             Number             Additional
                                 of                 of                 Paid-in     Retained
                               Shares    Amount   Shares   Amount      Capital     Earnings     Total
                               ------    ------   ------   ------      -------     --------     -----
BALANCE, December 31,1994           -       $ -       57     $  1        $  1        $ 2,512    $ 2,514
    Issue of common stock           -         -        5        -           -              -          -
    Redemption of common stock      -         -       (6)       -           -              -          -
    Net income                      -         -        -        -           -            652        652
                                   --       ---       --     ----        ----        -------    -------
BALANCE, December 31, 1995          -         -       56        1           1          3,164      3,166

    Redemption of common stock      -         -       (1)       -           -            (17)       (17)

    Issuance of common stock        -         -        2        -           -              -          -

    Costs incurred
      related to
      Physician
      Partners, Inc.
      transaction                   -         -        -        -           -           (940)      (940)

    Net loss                        -         -        -        -           -         (1,367)    (1,367)
                                   --       ---       --     ----        ----        -------    -------
BALANCE, December 31, 1996
                                    -         -       57        1           1            840        842


    Issuance of common
      stock                        61         1        -        -           -              -          1

    Net loss                        -         -        -        -           -            (46)       (46)

    Transfer of
      ownership to
      Physician
      Partners, Inc.               -          -      (57)       (1)        (1)          (794)      (796)
                                   --       ---       --     ----        ----        -------    -------
BALANCE, December 31, 1997         61       $ 1        -     $  -        $  -        $     -    $     1
                                   ==       ===       ==     ====        ====        =======    =======

        The accompanying notes are an integral part of these statements.

                              MEDFORD CLINIC, P.C.

                          NOTES TO FINANCIAL STATEMENTS


                 (All dollar amounts are expressed in thousands)


1.  BUSINESS AND ORGANIZATION:

The Medford Clinic, PC (Medford), an Oregon professional corporation, was incorporated on September 18, 1996 under the name Physician Partners Medford, PC, for the purpose of effecting a reorganization transaction between Physician Partners, Inc. (PPI) and three Oregon professional corporations (the Founding Clinics).

This transaction, consummated on February 1, 1997, resulted in a separation of operations of the three Founding Clinics between medical professional services activities (i.e., providers of medical services) and the physician practice management activities of the business. The professional services activities were spun off into newly formed professional corporations (New PCs). Medford is one of the New PCs. The physician practice management business, along with substantially all of the assets and liabilities of the three Founding Clinics, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, other assets, payables, accruals, debt, and certain contractual commitments were transferred to PPI. The New PCs are responsible for providing medical services and the related costs for provider compensation and benefits. The assets transferred to the New PCs, which had zero carrying value, include the employment agreements between each Company and its providers, certain provider contracts under which the New PCs will be receiving fee-for-service compensation and patient medical records.

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

Medford consists of approximately 75 professional providers who offer a wide range of primary and specialty care. In addition, Medford offers ancillary services such as radiology, pharmacy and laboratory.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance, repairs and minor replacements are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recorded as other income or expense. There were no disposals in 1995, 1996 and 1997.

Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated lives are as follows:

Building and building improvements            7-30 years
Furniture and equipment                       5-12 years

Restricted Investments

Under the agreements with Oregon Health Plan (OMAP) and Oregon Health Management System (OHMS), Medford is required to maintain $250 in a restricted or segregated account for each agreement. Medford can use these funds for purchased medical services only with approval by OMAP or OHMS as appropriate. The restriction for the OMAP agreement lapsed in 1997.

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

Other Income

Other income includes a $300 one time payment from PPI. The payment was part of a transition plan developed by PPI to assist Medford in its transition to the Management Agreement.

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

Financial Statement Presentation

The accompanying financial statements reflect the assets and liabilities as of December 31, 1996 and results of operations for the years ended December 31, 1995 and 1996 for the Medford Clinic, P.C. prior to the reorganization transaction ("Old Medford"). The Statement of Operations and Cash Flows for the year ended December 31, 1997 include the results of operations for Old Medford from January 1 to January 31, 1997. The remainder of the period represents the operations of Medford Clinic, P.C. ("New PC") subsequent to the effective date of the reorganization transaction, February 1, 1997.

3.  REVENUES:

Medford reports its revenues according to two principal types of payment methodologies as discussed below:

Prepaid Healthcare

Medford contracts with various Health Maintenance Organizations (HMOs) to provide care to plan enrollees. These programs provide for a prepaid monthly fixed capitation payment on a per member basis to Medford by the HMO for plan enrollees.

The majority of the HMO contracts are delegated professional risk with limited institutional risk based upon utilization parameters mutually agreed upon by the hospital health plan and Medford.

Medford has accrued the claims associated with services provided by outside providers for which Medford is responsible, and an estimate of incurred but not reported claims is included in accrued healthcare costs in the accompanying financial statements.

Medford follows the policy of netting prepaid healthcare revenues and purchased medical services expenses for the institutional portion of capitated agreements. Liabilities associated with these contracts are included in accrued healthcare costs in the accompanying financial statements. Medford's revenue associated with these contracts was $553 and $2,233 for 1996 and 1997, respectively. There was no revenue associated with these contracts for 1995.

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

                                                    Year Ended December 31,
                                                   -------------------------
                                                   1995       1996       1997
                                                   ----       ----       ----
Fee-for-service, gross                            $43,299    $45,465    $51,699
Contractual discounts                              (9,348)   (12,020)   (14,532)
                                                  -------    -------    -------
Fee-for-service, net                              $33,951    $33,445    $37,167
                                                  =======    =======    =======

A summary of the most significant fee-for-service arrangements is as follows:

        Medicare

        A significant portion of Medford's services are provided to Medicare patients. Payments for Medicare outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 27%, 27% and 26% of net patient service revenues were derived from services provided to fee-for-service Medicare patients in 1995, 1996 and 1997, respectively.

        Medicaid

        Payments for Medicaid outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 2%, 1% and 2% of net patient service revenues were derived from services provided to fee-for-service Medicaid patients in 1995, 1996 and 1997, respectively.

        Other Payors

        Medford has also entered into payment agreements with certain commercial insurance carriers and preferred provider organizations. The basis for payment to Medford under these agreements includes discounts from established charges.

Major Customer

The following customers represented individually more than 10% of Medford's net revenue as follows:

                                                      Year Ended
                                                     December 31,
                                                  ------------------
                                                 1995    1996    1997
                                                 ----    ----    ----
Blue Cross/Blue Shield of Oregon                  16%     14%     12%
Oregon Health Plan                                 -      12%     16%

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following as of December 31, 1996:

Land and land improvements                                $   204
Buildings and leasehold improvements                        2,167
Furniture and equipment                                     8,633
                                                          -------
                                                           11,004
Less- Accumulated depreciation                             (5,303)
                                                          -------
                                                          $ 5,701
                                                          =======

5.  INCOME TAXES:

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires that Medford follow the liability method of accounting for deferred income taxes. Differences between financial reporting and tax basis is primarily due to the use of the cash method of accounting for income tax purposes. At December 31, 1996, Medford had approximately $326 and $733 of net operating loss carryforwards for federal and state income tax purposes, respectively, that expire in the year 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Medford's deferred tax assets and liabilities are as follows at December 31, 1996:

Deferred tax assets:
  Cash to accrual adjustments                                        $ 1,655
  Net operating loss and credit carryforwards                            294
  Other                                                                   35
                                                                     -------
          Gross deferred tax assets                                    1,984

Less- Valuation allowance                                               (293)
                                                                     -------
         Net deferred tax asset                                        1,691

Deferred tax liabilities:
  Cash to accrual adjustments                                         (2,946)
  Property related book to tax differences                              (236)
                                                                     -------
          Gross deferred tax liabilities                              (3,182)
                                                                     -------
          Net deferred tax liability                                 $(1,491)
                                                                     =======

The net deferred tax liability is reflected in the accompanying balance sheet as follows at December 31, 1996:

Current deferred tax liability                                        $(1,568)
Long-term deferred tax asset                                               77
                                                                      -------
                                                                      $(1,491)
                                                                      =======

The provision (benefit) for income taxes is as follows:

                                                         Year Ended
                                                        December 31,
                                                    --------------------
                                                   1995    1996     1997
                                                   ----  - -----  - ----
Current:
  Federal                                          $  -    $   5    $   -
  State                                              61        -        -

Deferred:
  Federal                                           304     (803)       -
  State                                              43     (115)       -
                                                   ----    -----    -----
                                                   $408    $(913)   $   -
                                                   ====    =====    =====

The differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows:

                                                                            Year Ended
                                                                           December 31,
                                                                       --------------------
                                                                      1995   1996      1997
                                                                      ----   -----     ----
Federal tax (benefit) at statutory rate                               $371    $(771)   $   -
Add (deduct):
  State income tax (benefit), net of federal benefit                    68     (142)       -
  Other                                                                (31)       -        -
                                                                      ----    -----    -----
Provision (benefit) for income taxes                                  $408    $(913)   $   -
                                                                      ====    =====    =====

As of December 31, 1997, the net income before provision for income taxes represents the results of operations for Old Medford from January 1 to January 31, 1997. The valuation reserve against the deferred tax assets was reversed in an amount equal to the current tax benefit, resulting in no tax benefit being reflected in the 1997 statement of operations. The operations of the New PC for the remainder of the period have resulted in no net income and, accordingly, no current tax expense is necessary.

6. LONG-TERM DEBT:

Long-term debt at December 31, 1996 was as follows:

Equipment loan with bank, interest at 7.25%, payable in monthly installments of $22, maturing April 2000, secured by equipment, furniture and fixtures and accounts
   receivable                                                                                 $   656
Note payable with title company, interest at 7.90%, payable in monthly installments of $6, maturing July 1, 2013, secured by equipment and furniture
   and fixtures                                                                                   689
Equipment loan with bank, interest at 7.25%, payable in monthly installments of $26, maturing June 1, 2002, secured by equipment, furniture and fixtures and accounts
   receivable                                                                                   1,384
Equipment loan with bank, interest at 7.75%, payable in monthly installments of
   $45, maturing May 1, 1999, secured by equipment and accounts receivable                      1,195
Facilities loan with bank, interest at 9.00%, payable in monthly installments of
   $4, maturing September 30, 1999, secured by equipment, furniture and fixtures
   and accounts receivable                                                                        108
Mortgage with bank, interest at 8.25%, payable in monthly installments of $5 maturing November 1, 2008, secured by first deed on real property and
   equipment and furniture and fixtures                                                           453
Mortgage with bank, interest at 8.25%, recalculated on a three year basis on a predetermined interest rate formula, payable in monthly installments of principal plus interest of $2, maturing December 15, 2014, secured by first
   deed on real property and equipment and furniture and fixtures                                 223
Mortgage with bank, interest at 8.25%, recalculated on a three year basis on a predetermined interest rate formula, payable in monthly installments of $3, maturing December 15, 2001, secured by second deed on real property and
   equipment and furniture and fixtures                                                           220
                                                                                              -------
          Total long-term debt                                                                  4,928
Less- Current portion                                                                          (1,004)
                                                                                              -------
          Long-term debt, net of current portion                                              $ 3,924
                                                                                              =======

Medford maintained a revolving line-of-credit agreement with a bank providing up to $500 secured by accounts receivable. The line-of-credit bore interest at the lender's prime rate (8.5% at December 31, 1997) plus .25%.

At February 1, 1997, the long-term debt was assumed by Physician Partners, Inc. and the $500 revolving line-of-credit was consolidated into a $7,500 line-of-credit as a result of the reorganization transaction (Note 1).

7.  RETIREMENT PLANS:

Medford has a 401(k) Profit-Sharing Plan (the 401(k) Plan) in which all employees are eligible to participate subject to certain eligibility criteria. The 401(k) Plan permits employees to contribute up to 15% of their annual compensation (not to exceed certain annual limits imposed by the Internal Revenue Service). Medford may also make discretionary contributions, which are immediately 100% vested. Medford also has a Money Purchase Pension Plan in which all employees are eligible to participate subject to certain eligibility criteria. Medford contributes 5.7% of the employee's eligible earnings up to $63 and 11.4% of eligible earnings in excess of limitations imposed by the Internal Revenue Service. These contributions are 100% vested upon eligibility.

Medford's contributions for these plans for the years ended December 31, 1995, 1996 and 1997 were $1,529, $1,656 and $0, respectively.

8.  PROFESSIONAL LIABILITY:

At February 1, 1997, Medford's professional liability insurance policy was consolidated into a Physician Partners, Inc. policy as a result of the reorganization transaction (Note 1). The consolidated claims-made policy has no deductible and includes full prior acts coverage. Management believes the coverage is adequate to cover any potential claims.

9.  COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

Medford is subject to various legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, although the ultimate dispositions of these proceedings are not determinable, adverse determinations in any or all of such proceedings would not have a material adverse effect upon the financial position or results of operations of Medford.

Compliance with Rules and Regulations

The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs, together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that Medford is in compliance with the fraud and abuse regulations as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

10.  EARNINGS PER SHARE:

All share and per share data have been retroactively restated to give effect to the recapitalization resulting from the transactions.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                          Age    Title                                     Term
Stephen Schnugg, M.D.         48     Director and         September 18, 1996     to  Present
                                       President
Dan Wayman, M.D.              42     Director and Vice    September 18, 1996     to  Present
                                       President
Peter Adesman, M.D.           43     Director             January 20, 1997       to  Present
Paul Schroeder, M.D.          44     Director             January 20, 1997       to  Present
Bruce VanZee, M.D.            52     Director             September 18, 1996     to  Present
Clark Cullen, M.D.            42     Director             January 19, 1998       to  Present
Todd Winter. M.D.             32     Director             January 19, 1998       to  Present
Daniel Brandenburg, M.D.      43     Prior Director       September 18, 1996     to  January 19, 1998
Bruce Johnson, M.D.           56     Prior Director       September 18, 1996     to  January 19, 1998


STEPHEN SCHNUGG, M.D. is the President and a Director of Medford. He received a bachelor's degree at the University of California, Berkeley (1971) and his medical degree at UCLA School of Medicine (1975). He served his residency in Internal Medicine at and received a fellowship in Cardiology from Wadsworth VA Hospital. Prior to joining Medford, Dr. Schnugg was with Cabrillo Cardiology Medical Group, Inc. in Oxnard, California. Dr. Schnugg is Board Certified by the Board of Internal Medicine in Internal Medicine (1980) and the Board of Internal Medicine in Cardiovascular Diseases (1981). Dr. Schnugg has been Chairman of the Department of Medicine in Oxnard, Chairman of the Ethics Committee and Director of the Coronary Care Unit at St. John's Regional Medical Center in Oxnard, California. He is a Fellow of the American College of Cardiology (1981).

DAN WAYMAN, M.D. is a Director and Vice President of Medford. He received his bachelor's degree from the University of California, Davis (1979) and his medical degree from the University of Nevada in Reno, Nevada (1986). He served his residency in Surgery at the University of Nevada from 1986 to 1987. He was a resident in Surgery at Kaiser San Francisco in San Francisco, California (1987-1988) as well as a resident in Otolarngology - Head and Neck Surgery at Kaiser Oakland in California. Dr. Wayman was previously the supervising paramedic in Reno, Nevada and Staff Emergency Room Physician at Kaiser Vallejo in Vallejo, California from 1988 to 1991. He is a member of Alpha Omega Alpha Honor Society, the American Academy of Facial Plastics and Reconstructive Surgery, the American Academy of Otolaryngology- Head and Neck Surgery and the American Medical Association. He is Board Certified in General Surgery and Otolarngology. He co-authored "The Audiologic Manifestations of Ramsy Hunt Syndrome", The Journal of Laryngology and Otology (February 1990).

PETER ADESMAN, M.D. is a Director of Medford. He received his medical degree from the University of Illinois at Chicago in 1979. He was a resident in Internal Medicine at Oregon Health Sciences University from 1980 to 1982 as well as a resident in Gastroenterology at Oregon Health Sciences University from 1983 to 1985. Dr. Adesman was Board Certified in Internal Medicine in 1982 and in Gastroenterology in 1985.

PAUL SCHROEDER, M.D. is a Director of Medford. He received his medical degree from the University of Oregon Health Sciences Center in 1979. He was a resident in Obstetrics and Gynecology at Stanford University School of Medicine from 1980 to 1983. Dr. Schroeder was Board Certified in Obstetrics and Gynecology in 1985.

BRUCE VAN ZEE, M.D. is a Director of Medford and a practicing physician of the Company who has spent substantial time and energy to achieve physician involvement in the governance and management of innovative health care organizations. He received his medical degree magna cum lada at the University of Oregon in 1970. He is Board Certified in Internal Medicine and Nephrology, having completed his post graduate education at the University of Rochester. Dr. Van Zee has served in a variety of medical management roles which include chair of the department of medicine and president of the medical society in his community. He has received advanced post-graduate training in physician management issues and in biomedical ethics.

CLARK CULLEN, M.D. is a Director of Medford. He received his medical degree from the University of California in San Diego in 1982. He was a resident in Internal Medicine at Mercy Hospital and Medical Center of San Diego from 1983 to 1985. Dr. Cullen was Board Certified in Internal Medicine in 1985.

TODD WINTER, M.D. is a Director of Medford. He received his medical degree from the University of Washington in 1993. He completed an internship and residency in Internal Medicine at the Medical Center Hospital of Vermont in 1994 and 1996, respectively. Dr. Winter was Board Certified in Internal Medicine in 1996.

DANIEL BRANDENBURG, M.D. was a Director of Medford. His term as a Director of Medford ended January 1, 1998. He received his bachelor's degree in 1976 from Lewis and Clark College and in 1980 a medical degree from Oregon Health Sciences University. Dr. Brandenburg completed his residency in Internal Medicine at Providence Medical Center from 1981 to 1983. He is Board Certified by the National Board of Medical Examiners and the American Board of Internal Medicine. Prior to joining Medford he was a partner with North Coast Internal Medicine in Eureka, California. Dr. Brandenburg is a member of the American College of Physicians and the Jackson County Medical Association. He was the 1986 recipient of the "Service with Love Award" from the St. Joseph Hospital Staff in Eureka, California. Dr. Brandenburg is the author of "The Intravenous Marijuana Syndrome" Western Journal of Medicine (July 1986).

BRUCE JOHNSON, M.D. was a Director of Medford. His term as a Director of Medford ended January 1, 1998. He received his bachelor's degree from Charleton College in 1963 and medical degree from the University of Nebraska College of Medicine in 1967. Dr. Johnson performed his Family Practice residency at San Bernadino County Hospital in San Bernadino, California. He is Board Certified in Family Practice. Prior to joining Medford, Dr. Johnson was in private practice and was a partner with Southern Oregon Family Practice Group. Dr. Johnson presently serves on the Ashland Community Hospital Board of Directors, the Ashland Community Hospital Foundation, and is on the Executive Committee for Jackson County Medical Society. Previously, he was a Director of the Rogue Valley Physicians Service, Health Masters of Oregon, Oregon Heart Association, and Prime Care (Southern Oregon Independent Physicians Association). He was past president of the Jackson County Medical Society as well as past president of Ashland Community Hospital Medical Staff. Presently, he is a member of the American Medical Association, the American Academy of Family Practice, the American Heart Association, the American Geriatrics Society, the Oregon Medical Association, the Oregon Academy of Family Practice, the Jackson County Medical Society and the Jackson County Academy of Family Practice.


ITEM 11: EXECUTIVE COMPENSATION


COMPENSATION OF DIRECTORS

Medford Directors are entitled to receive compensation of $375 per month for serving on the Board of Directors. An additional $200 per month was paid to Daniel Brandenburg and Dan Wayman for serving on the Executive Committee and an extra $375 per month was paid to Peter Adesman, Bruce Johnson and Paul Schroeder for duties as Department Chairmen. Stephen Schnugg also received an additional $925 per month for serving as President of Medford. Furthermore, Directors are reimbursed for reasonable and actual out-of-pocket expenses incurred in connection with duties performed as Directors.

The following table summarizes the compensation received by the Company's Board of Directors:

Name                          1995       1996       1997
----                          -------   -------    -------
Stephen Schnugg, M.D.,      $ 9,000    $11,250    $18,000
   President
Dan Wayman, M.D.,             6,900      6,900      6,900
  Vice President
Peter Adesman, M.D               --         --      9,000
Daniel Brandenburg, M.D       6,900      6,900      6,900
Bruce Johnson, M.D            9,000      9,000      9,000
Paul Schroeder, M.D              --         --      9,000
Bruce Van Zee, M.D           18,000     14,625      4,500


COMPENSATION OF EXECUTIVE OFFICERS

Other then the compensation provided to Dr. Schnugg as President, no compensation was provided to any executive officer of Medford for their duties as officers in the years ended 1995, 1996 and 1997. Reimbursements for reasonable and actual out-of-pocket expenses incurred in connection with their duties as officers were made.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information concerning beneficial ownership of the Company Common Stock as of March 30, 1998 by (i) each of the nominees and current Directors, (ii) each of the named executive officers, (iii) all current Directors and executive officers of the Company as a group, and (iv) all persons known by the Company to be the beneficial owners of five percent or more of Company Common Stock.

                                      Shares of Company
                                        Common Stock
MEDFORD                               Beneficially Owned      Percent Outstanding
--------                              ------------------      -------------------
Stephen Schnugg, M.D.                         1                      1.6%
Dan Wayman, M.D.                              1                      1.6%
Peter Adesman, M.D.                           1                      1.6%
Clark Cullen, M.D.                            1                      1.6%
Todd Winter, M.D.                             1                      1.6%
Paul Schroeder, M.D.                          1                      1.6%
Bruce Van Zee                                 1                      1.6%
All directors and executive
officers of the Company as a                  7                      11.7%
group


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

w
                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  Financial Statements, Financial Statement Schedules and Exhibits
   (1)  Financial Statements
        The following financial statements of Medford Clinic, PC are included in
        Part II, Item 8 of this report:

                                                                                  Page(s)
        Report of Independent Public Accountant
        Balance Sheets - December 31, 1996 and 1997
        Statements of Operations - Years ended December 31, 1995, 1996 and 1997
        Statements of Shareholders' Equity - Years ended December 31, 1995, 1996 and 1997
        Statements of Cash Flows - Years ended December 31, 1995, 1996 and 1997

    (2) Financial Statement Schedules
        None required.

    (3) Exhibits

        2.1* Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of September 19, 1996, as amended on November 4, 1996, November 29, 1996 and December 31, 1996, among Physician Partners, Inc., The Corvallis Clinic, P.C., HealthFirst Medical Group, P.C. and Medford Clinic, P.C.
        3.1** Amended and Restated Articles of Incorporation of Medford Clinic, P.C.
        3.2**  Bylaws of Medford Clinic, P.C.
       10.1 Amended and Restated 1997 Stock Option Plan for all Non-Employee Providers Affiliated with PPI dated November 12, 1997
       27.1    Financial Data Schedule


       *       Previously filed connection with Registration Statement
               No. 333-15595 and hereby incorporated by reference
       **      Previously filed and hereby incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            The Medford Clinic, P.C.
                                            (Registrant)

                                         By /s/ Stephen Schnugg, M.D.
                                            ------------------------------------
                                            Stephen Schnugg, M.D.
                                            President and Director

                                            3/30/98

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Stephen Schnugg, M.D.            By /s/ Dan Wayman, M.D.
    ---------------------------------       ------------------------------------
    Stephen Schnugg, M.D.                   Dan Wayman, M.D.
    President and Director                  Vice President and Director

    3/30/98                                 3/30/98

By  /s/ Vicki S. Wagner                  By /s/ Peter Adesman, M.D.
    ---------------------------------       ------------------------------------
    Vicki S. Wagner                         Peter Adesman, M.D.
    Chief Financial Officer and             Director
    Controller

    3/30/98                                 3/30/98

By  /s/ Paul Schroeder, M.D.             By /s/ Bruce Van Zee, M.D.
    ---------------------------------       ------------------------------------
    Paul Schroeder, M.D.                    Bruce Van Zee, M.D.
    Director                                Director

    3/30/98                                 3/30/98

By  /s/ Clark Cullen, M.D.               By /s/ Todd Winter, M.D.
    ---------------------------------       ------------------------------------
    Clark Cullen, M.D.                      Todd Winter, M.D.
    Director                                Director

    3/30/98                                 3/30/98